Form 10-K
period 1999-12-31
SLEEPMASTER LLC
filed 2000-03-30
CIK 1088914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 333-81987

                               SLEEPMASTER L.L.C.
            (EXACT NAME OF REGISTRANT AS IT APPEARS IN ITS CHARTER)

                  NEW JERSEY                                     22-3341313
(STATE OR OTHER JURISDICTION OF INCORPORATION
               OR ORGANIZATION)                           (IRS EMPLOYER ID NUMBER)

     2001 LOWER ROAD, LINDEN, NEW JERSEY                         07036-6520
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (732) 381-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     All of the registrant's voting and nonvoting membership interests are held by its affiliates, Sleepmaster Holdings L.L.C. and Sleep Investor L.L.C.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

   Class A common units, no par value -- 8,000 units as of December 31, 1999
     Class B common units, no par value -- 0 units as of December 31, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sleepmaster L.L.C. (the "Company" or "Sleepmaster") is a leading manufacturer and distributor of a full line of conventional bedding, including mattresses and box springs, marketed under the well-known brand names of Serta, Serta Perfect Sleeper, Sertapedic and Masterpiece. Sleepmaster is the second largest Serta licensee in North America with approximately a 23% market share in its domestic licensed territories as of December 31, 1999. Serta, Inc. ("Serta"), through its licensees, is the second largest manufacturer of conventional bedding products in the United States.

     Serta, Inc. is a national organization that is owned by and operated for the benefit of its licensees. The organization consists of 10 domestic licensed mattress manufacturers, covering 34 licensing territories and operating out of 27 domestic manufacturing facilities. Serta also has 27 international licensees in Canada, Europe, Asia, the Middle East, South America and the Caribbean.

     Sleepmaster is one of Serta's 10 domestic licensed mattress manufacturers, covering licensing territories in all or a portion of New York, Connecticut, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Indiana, West Virginia, Commonwealth of Kentucky, Florida and Ontario, Canada.

     The Company distributes its products through a variety of channels, including bedding chains, furniture retailers, department stores, wholesale buying clubs and contract customers. The Company operates manufacturing facilities located in Linden, New Jersey, Lancaster, Pennsylvania, Riviera Beach, Florida, Cincinnati, Ohio and Concord, Ontario, Canada.

HISTORY OF THE COMPANY

     The Company was formed as a limited liability company in January 1995, for the purpose of acquiring substantially all of the assets of Sleepmaster Products Company, L.P., a Delaware limited partnership. At its formation, 98% of the Company was owned by Sleepmaster Holdings L.L.C. ("Holdings") and 2% was owned by Brown/Schweitzer Holdings Inc. ("B/S Holdings"), an investor group. Holdings, in turn, was owned by management of Sleepmaster and outside investors. On November 14, 1996, Sleepmaster entered into a recapitalization agreement with a new group of investors led by Citicorp Venture Capital and PMI Mezzanine Fund L.L.P., pursuant to which the new investor group and Sleep Investor L.L.C., a Delaware limited liability company ("Sleep Investor"), paid cash and issued promissory notes to effect a leveraged recapitalization of Sleepmaster (the "Recapitalization"). As a result of the Recapitalization, Sleep Investor acquired a 72.0% interest and management of Sleepmaster acquired a 28.0% interest in Holdings. Holdings ownership of Sleepmaster increased to over 99.9%.

     Since the Recapitalization, Sleepmaster acquired the stock of Palm Beach Bedding Company ("Palm Beach") on March 3, 1998, the stock of Herr Manufacturing Company ("Herr") on February 26, 1999, substantially all of the assets of Star Bedding Products (1986) Limited ("Star") on May 18, 1999 and substantially all of the assets of Adam Wuest, Inc. ("Adam Wuest") on November 5, 1999.

THE SERTA NATIONAL ORGANIZATION

     Serta owns the rights to the Serta trademark and licenses companies to manufacture and sell mattresses under the Serta brand name. The licensing agreements prohibit each licensee from manufacturing outside of its licensing territories. The Serta organization generated total domestic licensing revenues of $720 million in the year ended December 31, 1999.

     The Serta organization is headed by Serta's president, who reports to a board of directors which consists of representatives of six licensees, two outside directors and the president of Serta. Charles Schweitzer, Chief Executive Officer of Sleepmaster, has been a member of the board of directors of Serta since 1995 and is currently a Vice Chairman of the board of directors. Serta cannot own its licenses and does not have a "right-of-first-refusal" if any are to be sold. Strategic decisions for Serta are made by the board of directors and passed through to the Serta licensees. Although all Serta national advertising budgets are voted on and approved by the Serta board of directors, Serta licensees control their own marketing, merchandising, manufacturing and administrative functions and thus have the ability to tailor their businesses to the needs of local customers. Serta focuses on the following programs and services for the licensing group: conducting national advertising campaigns; issuing guidelines for Serta products; supervising quality control programs; handling sales programs for national accounts; protecting Serta trademarks; and conducting product research and development. The Company paid approximately 3.0% of its 1999 gross sales as a royalty to the Serta organization.

PRODUCTS

     The Company's product line consists of conventional bedding sold primarily under the Serta brand which varies in price, design, material and size. Retail prices for Serta brand products range from under $200 for a twin size promotional bedding set to approximately $2,400 for a king size luxury set. Introduced in 1999, the Masterpiece line represents an upscale collection of mattresses and boxsprings. Retail prices of the Masterpiece line range from approximately $700 for twin size to $5,000 for king size. Serta Perfect Sleeper brand mattress is the second largest selling mattress brand in North America. The Company offers retailers a full line of products, allowing retailers to develop their own product assortment to facilitate step-up sales and to meet various consumer comfort and support preferences.

CUSTOMERS

     The Company manufactures and supplies products to over 2,780 retail outlets, representing more than 1,150 customers, which include furniture stores, department stores, specialty sleep shops, contract customers and other stores. The Company's ten largest customers accounted for approximately 48% of net sales in 1999. One account represented 11% of net sales in 1999.

     In 1999, the Company experienced a substantial decline in sales to one of its customers. Management anticipates that its relationship with this customer will improve in 2000.

SALES, MARKETING AND ADVERTISING

     The Company's marketing and advertising focus on local markets as well as the national market. The Company employs a sales organization of approximately 60 people to target local retailers and to sell its products to authorized retailers in local markets. The sales force is provided with ongoing, extensive training in advertising, merchandising and salesmanship so that they can successfully target retailers and work closely with retailers to assist them in implementing and improving their sales techniques. In addition, Serta has formed an organization to sell Serta products on a national level and to administer programs for national accounts such as Sears and Sam's Club. The combination of the Company's local sales efforts and Serta's national marketing efforts allows the Company to better analyze the needs of its retailers and to customize its sales and marketing efforts to specific competitive environments.

     The Company's marketing strategy focuses on two areas: (1) total retailer support programs -- including cooperative advertising programs designed to meet individual retailer needs and to complement individual retailers' marketing programs and (2) a continuation of the substantial investment in national advertising that has established and will continue to build brand awareness. The retailer support program assists retailers in increasing sales by providing them with advertising and retail incentive packages tailored to their needs, point of sale materials that enable retail sales people to demonstrate the unique features of the Company's products and explain step-up features to increase average unit selling prices, retail sales education programs conducted at retail sites and at the Company's factory showrooms, and merchandised product assortments to meet the needs of retailers and help achieve step-up sales. Management believes this program differentiates the Company from most of its competitors.

     Serta invests in building the Serta brand name through national advertising, and has been recognized as one of the leading brands in the home furnishing industry. Serta advertises throughout the year on prime network and cable programs, as well as on selected daytime and syndicated programs. Serta also advertises in various magazine publications and sponsors highly successful radio programs.

INDUSTRY AND COMPETITION

     Overall, the U.S. conventional bedding industry is mature and stable. Over the past 20 years, the industry experienced increases in revenues at a compounded annual growth rate of 6.7%. Sales in the bedding industry declined only once during this period, 1.9 % in 1982. According to International Sleep Products Association, the domestic bedding industry consists of over 800 manufacturers, generating wholesale revenues of $4.1 billion during 1999. Conventional bedding is primarily sold to furniture stores and specialty sleep shops. Management estimates that U.S. consumers replace mattresses, on average, every 7 to 8 years resulting in approximately seventy percent of new mattresses being purchased as replacements.

     Serta is the second largest conventional bedding manufacturer in the United States, with well-known brand names such as Serta, Serta Perfect Sleeper, Sertapedic and Masterpiece, and primarily competes with two national companies, Sealy and Simmons. In 1998, these top three bedding manufacturers accounted for approximately 54% of domestic wholesale mattress and box spring shipments. Of the top three bedding manufacturers, Serta is the only one comprised solely of licensees. The license structure gives Serta and its licensees the advantage of having a strong national organization combined with localized marketing and sales efforts to maximize opportunities in local markets.

MANUFACTURING FACILITIES AND DISTRIBUTION

     The Company operates four bedding manufacturing facilities in the United States and one manufacturing facility in Concord, Ontario, Canada. Of the five facilities, one operates a single shift and the others operate two shifts daily.

     The Company's facilities are strategically located to service one or more major metropolitan areas. The Company has instituted just-in-time inventory techniques to enable it to supply products in an efficient manner and minimize its inventory carrying costs. The Company adjusts production levels to meet demand and as a result has no material backlog of orders.

     The Company has entered into various distribution arrangements at each facility based upon its needs and the circumstances at each location. In some locations, the Company has contracted with independent third parties to distribute all or a portion of its products and in other locations the Company owns or leases trailers and either distributes the products themselves or outsources the distribution function. Management believes that the flexibility of this distribution program allows the Company to distribute products using the most cost effective method.

     In August 1999, the Company terminated its agreement with an exclusive distributor for its Linden facility due to the distributor's poor performance. In October 1999, the Company executed a five-year logistics contract with a new distributor with a national presence to replace its existing distributor. As a result of the new arrangement, distribution costs at the Linden facility increased by approximately 8%. Subsequent to December 1999, the Company terminated the logistics agreement with its new distributor and entered into a five-year leasing arrangement with the same distributor to lease tractors and trailers. The Company plans to manage its own distribution with these leased tractors and trailers. No additional costs were incurred as a result of terminating the logistics agreement and entering into the new leasing arrangement.

SUPPLIERS

     The Company purchases raw materials, including innersprings, box spring modules, lumber, foam and ticking from a variety of suppliers. The Company takes advantage of all trade discounts and does not enter into written supply contracts with any of its suppliers. The Company purchased approximately 70% of its raw materials from 10 suppliers, including approximately 37% of the Company's total raw materials from

Leggett & Platt in 1999. The Company maintains several alternative-source suppliers for most of its raw materials. However, the Perfect Sleeper innerspring units can only be purchased from Leggett & Platt. The Company has never suffered a significant production loss from insufficient raw material supplies.

WARRANTIES

     The Company's conventional bedding products generally offer limited warranties of ten years against manufacturing defects, with promotional products carrying warranties of one year. Historically, the Company's costs of honoring warranty claims have been immaterial.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     The Company's principal wastes are nonhazardous materials such as wood, cardboard, scrap foam and packaging materials, which are primarily sold to recyclers. The Company also disposes of small amounts of used oil, primarily by recycling. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of its properties, the Company may be held liable and the amount of the liability could be material.

     The Company is subject to federal, state, and local laws and regulations relating to pollution, environmental protection and occupational health and safety. In addition, its conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and consumer protection standards. The Company believes that it is in material compliance with such laws and regulations.

     The Company is not aware of any pending federal environmental legislation which would have a material impact on the Company's operations. The Company does not expect to make any material capital expenditures for environmental controls during the next two fiscal years.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 1,024 full-time employees, of whom approximately 500 were represented by various labor unions with separate collective bargaining agreements. The Company is periodically in negotiations with certain of the unions representing its employees. The Company is not a party to any master labor agreement covering production employees at more than a single manufacturing facility. The Company has not experienced any work stoppages or slowdowns as a result of labor difficulties during the last ten years and believes that its relationships with its employees are good.

SEASONALITY

     Sleepmaster's net sales and net income are generally consistent throughout the fiscal year, except for slight increases in the third quarter. However, seasonal variations in net sales and net income affect each of Sleepmaster's five facilities. Palm Beach's net sales and net income are typically higher during the first and fourth quarters of the fiscal year. In contrast, net sales and net income are typically higher during the third quarter of the fiscal year at the Linden, New Jersey, Lancaster, Pennsylvania, Cincinnati, Ohio, and Concord, Ontario, Canada facilities. Since Palm Beach's sales cycle does not coincide with the sales cycles at the other facilities, seasonal variations of Sleepmaster are reduced.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 2001 Lower Road, Linden, New Jersey, 07036-6520.

     The following table sets forth certain information regarding the manufacturing facilities operated by the Company at December 31, 1999:

                                                              APPROXIMATE
                                                                SQUARE       OWNED/
LOCATION                                                        FOOTAGE      LEASED
--------                                                      -----------    ------
Linden, New Jersey..........................................    240,000      Leased
Riviera Beach, Florida......................................    235,000       Owned
Lancaster, Pennsylvania.....................................    100,000       Owned
Concord, Ontario............................................     54,000      Leased
Cincinnati, Ohio............................................    128,000       Owned

     The Linden, New Jersey, facility is held pursuant to a lease which terminates on February 1, 2004 but contains two five-year options to extend the lease. The Star facility in Concord, Ontario, Canada is held pursuant to a lease which terminates on December 31, 2000 but contains a five year option to renew. It is management's intention to exercise its right to extend the leases beyond the initial expiration dates for both the Linden and Star facilities.

     The Company considers its present facilities to be generally well maintained, in sound operating condition and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. Management does not expect that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the common membership interests of the Company. As of March 15, 2000, Sleepmaster Holdings L.L.C. owned 7,999 units of the Company's Class A common membership interests and Sleep Investor L.L.C. owned one unit of the Company's Class A common membership interests.

     The Company has not paid any cash distributions on its common membership interests during the fiscal years ended December 31, 1999, 1998 or 1997. The Company has not sold any securities during the past three years in transactions not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data of the Company. The selected consolidated financial and other data for the fiscal years ended December 31, 1999, 1998, 1997 and 1996 have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements. The financial and other data as of and for the fiscal year ended December 31, 1995 has been derived from the Company's internal financial records and is unaudited but, in the opinion of management, includes all adjustments considered necessary for the fair presentation of the financial condition and results of operations for the period and as of that date.

     The selected consolidated financial and other data provided below should be read in conjunction with the accompanying consolidated financial statements and notes thereto as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                   FISCAL YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                       -------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Net sales............................  $55,044    $ 59,763    $ 67,472    $110,251    $171,319
Gross profit.........................   20,347      22,265      25,024      41,263      66,395
Selling, general and administrative
  expenses...........................   13,965      14,130      15,044      25,794      43,322
Amortization of intangibles..........      676         644         644       1,223       2,216
Operating income.....................    5,707       7,491       9,336      14,246      20,857
Interest expense, net(a).............    2,304       2,578       4,663       7,096      12,536
Income before income taxes and
  extraordinary items................    3,214       4,697       4,770       7,168       8,238
Net income...........................    3,214       4,606       2,757       4,148       1,823
BALANCE SHEET DATA:
Net working capital(b)...............  $  (553)   $    736    $    309    $  2,749    $  6,204
Total assets.........................   29,813      48,634      47,339      89,540     208,987
Total debt...........................   17,989      44,031      39,102      70,696     166,613
Redeemable cumulative preferred
  interests..........................       --      14,221      15,927      18,267      20,423
Members' equity (deficit)............    2,717     (21,116)    (20,092)    (17,517)    (8,080)
OTHER DATA:
Gross margin.........................     37.0%       37.3%       37.1%       37.4%       38.8%
Adjusted EBITDA(c)...................  $ 6,793    $  8,534    $ 10,429    $ 16,335    $ 24,373
Adjusted EBITDA margin...............     12.3%       14.3%       15.5%       14.8%       14.2%
Depreciation and amortization........  $ 1,086    $  1,043    $  1,093    $  2,089    $  3,755
Capital expenditures.................  $   292    $    167    $    572    $  1,095    $  4,165
Ratio of earnings to fixed
  charges(d).........................     2.25x       2.64x       1.97x       1.96x       1.63x

---------------
(a) Interest expense, net includes the amortization of deferred debt issuance costs of $60, $391, $170, $281 and $454 for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

(b) Represents total current assets, excluding cash and cash equivalents, less total current liabilities, excluding current portion of long-term debt.

(c) Adjusted EBITDA represents, for any period, net income before interest expense, income taxes, depreciation and amortization and other non-operating income/expense. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. The Company believes that presentation of Adjusted EBITDA may be helpful to investors. However, Adjusted EBITDA should not be considered an alternative to net income as a measure of Sleepmaster's operating results or to cash flows as a measure of liquidity. In addition, although the Adjusted EBITDA measure of performance is not recognized under generally accepted accounting principles, it is widely used by industrial companies as a general measure of a company's operating performance because it assists in comparing performance on a relatively consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly where acquisitions are involved, or non-operating factors such as historical cost bases. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in this prospectus may not be comparable to other similarly titled measures of other companies.

(d) In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items plus fixed charges. Fixed charges consist of interest expense, net, including amortization of issuance costs, whether capitalized or expensed, plus one-third of rental expense under operating leases, the portion that has been deemed by management to be representative of an interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data", set forth in Item 6 hereof, and the Financial Statements of the Company and the notes thereto included elsewhere herein.

GENERAL

     Sleepmaster acquired the stock of Palm Beach on March 3, 1998, the stock of Herr on February 26, 1999, substantially all of the assets of Star on May 18, 1999 and substantially all of the assets of Adam Wuest on November 5, 1999. Each of these acquisitions has been accounted for using the purchase method of accounting. The Company's historical results of operations reflect the results of the acquired businesses. Therefore, the historical operating results of the Company for the periods presented are not necessarily comparable.

RESULTS OF OPERATIONS

     The following table sets forth operating data of Sleepmaster as a percentage of net sales for the fiscal years ended December 31, 1997, 1998 and 1999.

                                                               PERCENTAGE OF NET SALES
                                                              --------------------------
                                                              FOR THE FISCAL YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   62.9      62.6      61.2
                                                              -----     -----     -----
Gross profit................................................   37.1      37.4      38.8
                                                              -----     -----     -----
Operating expenses:
Selling, general and administrative expenses................   22.3      23.4      25.3
Amortization of intangibles.................................    1.0       1.1       1.3
                                                              -----     -----     -----
Total operating expenses....................................   23.3      24.5      26.6
                                                              -----     -----     -----
Operating income............................................   13.8      12.9      12.2
Interest expense, net.......................................    6.9       6.4       7.4
Other (income) expense, net.................................   (0.1)       --        --
                                                              -----     -----     -----
Income before income taxes and extraordinary items..........    7.1       6.5       4.8
Provision for income taxes..................................    3.0       2.7       1.9
                                                              -----     -----     -----
Income before extraordinary items...........................    4.1       3.8       2.9
Extraordinary items.........................................     --        --      (1.8)
                                                              -----     -----     -----
Net income..................................................    4.1%      3.8%      1.1%
                                                              -----     -----     -----
Depreciation expense........................................    0.7%      0.8%      0.9%
Adjusted EBITDA.............................................   15.5%     14.8%     14.2%

FISCAL 1999 COMPARED WITH FISCAL 1998

     Net Sales. Net sales increased 55.4%, or $61.0 million, to $171.3 million in 1999 from $110.3 million in 1998. A significant portion of the increase was due to the contribution of net sales from Herr, acquired on February 26, 1999, Star, acquired on May 18, 1999 and, to a less significant extent, Adam Wuest, acquired on November 5, 1999. Net sales contributed by Herr, Star and Adam Wuest were $20.5 million, $11.5 million and $6.4 million in 1999, respectively. Excluding the acquisitions of Herr, Star, and Adam Wuest and considering the annualized 1998 results of Palm Beach, net sales increased by 13.4%, or $15.7 million, in 1999. Better sales penetration with existing customers, the addition of new customers and the introduction of the new Masterpiece line of bedding products during the year were significant factors contributing to the strong sales growth. In addition, generally higher unit sales volumes and higher average unit selling prices resulting from shifts in product sales mix toward higher priced products contributed to this increase.

     Cost of Sales. Cost of sales increased 52.0%, or $35.9 million, to $104.9 million in 1999 from $69.0 million in 1998. Cost of sales as a percentage of net sales decreased to 61.2% in 1999 from 62.6% in 1998. The reduction of cost of sales as a percentage of net sales in 1999 was primarily due to the impact of higher margin business generated by Palm Beach, Herr and Star, as well as higher margins realized on sales of the Masterpiece line of bedding products introduced in 1999. Margins were also favorably impacted by Sleepmaster successfully obtaining volume-related cost savings on raw material purchases as a result of the acquisitions of Palm Beach, Herr, Star and Adam Wuest, which serve to reduce purchase costs and hence reduce the ratio of cost of sales to net sales. Partially offsetting these higher margins were higher manufacturing costs for Sleepmaster resulting from (1) the development and launch of the Masterpiece line of bedding products during 1999 and (2) a realignment of direct and indirect labor resources to extend production capabilities, together with associated costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 67.8%, or $17.5 million, to $43.3 million in 1999 from $25.8 million in 1998. SG&A as a percentage of net sales increased to 25.3% in 1999 from 23.4% in 1998. Several factors contributed to the increase in SG&A as a percentage of net sales: (1) Palm Beach and Herr have higher fixed cost bases than Sleepmaster and the second, third and fourth quarters of 1999 include the full impact of Herr's fixed cost base on the consolidated results; (2) Palm Beach and Herr have higher delivery expenses as a percentage of net sales due to the large geographical territories they service compared with that of Sleepmaster; (3) Palm Beach has certain contractual employment arrangements which expire in March 2000 that contributed to the increase in SG&A as a percentage of net sales; and (4) promotional costs increased in 1999 as a result of the market introduction of the Masterpiece range of bedding products.

     Amortization of Intangibles. Amortization of intangibles increased $1.3 million to $2.5 million in 1999 from $1.2 million in 1998. This increase was due to the acquisitions of Palm Beach in March 1998, Herr in February 1999, Star in May 1999 and Adam Wuest in November 1999.

     Operating Income. Operating income increased 45.1%, or $6.4 million, to $20.6 million in 1999 from $14.2 million in 1998. As a result of the above factors, operating income as a percentage of net sales decreased to 12.1% in 1999 from 12.9% in 1998.

     Interest Expense, Net. Interest expense increased 76.1%, or $5.4 million, to $12.5 million in 1999 from $7.1 million in 1998. This increase was due to the cost of additional debt financing incurred for the acquisitions of Palm Beach, Herr and Adam Wuest and the issuance of senior subordinated notes on May 18, 1999. See "Liquidity and Capital Resources".

     Provision for Income Taxes. The provision for income taxes increased by $0.2 million, to $3.2 million, in 1999 from $3.0 million in 1998. The provision for income taxes resulted in an effective tax rate of 39.4% in 1999 compared with 42.1% in 1998. The effective tax rate decreased due to the expansion of the business toward lower tax jurisdictions as a result of the aforementioned acquisitions, as well as the effect of additional debt financing being incurred by Sleepmaster for such acquisitions.

     Extraordinary Items. The extraordinary items recorded in 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.9 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999. See "Liquidity and Capital Resources". There were no extraordinary items incurred during 1998.

     Net Income. As a result of the above factors, net income decreased by $2.3 million, to $1.8 million in 1999 from $4.1 million in 1998.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Net Sales. Net sales increased by 63.4%, or $42.8 million, to $110.3 million in 1998 from $67.5 million in 1997. This increase was primarily due to the acquisition of Palm Beach which contributed ten months of sales totaling $37.1 million. Excluding the acquisition of Palm Beach, net sales increased by 8.4%, or $5.7 million, to $73.2 million in 1998 from $67.5 million in 1997. This increase was primarily attributable to higher unit volumes in 1998. There was also an increase in average unit selling prices due to a change in product sales mix to higher priced products.

     Cost of Sales. Cost of sales increased by 62.7%, or $26.6 million, to $69.0 million in 1998 from $42.4 million in 1997. Cost of sales as a percentage of net sales decreased to 62.6% in 1998 from 62.9% in 1997. This improvement was primarily due to higher margin business generated by Palm Beach. These higher margins, which serve to reduce cost of sales as a percentage of net sales, were partially offset by an increase in Sleepmaster's manufacturing costs in 1998. As a result of the Palm Beach acquisition, Sleepmaster was also able to realize cost savings on raw material purchases as a result of obtaining additional volume-related purchase discounts from vendors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 72.0%, or $10.8 million, to $25.8 million in 1998 from $15.0 million in 1997. SG&A as a percentage of net sales increased to 23.4% in 1998 from 22.3% in 1997. Several factors contributed to this increase. First, Palm Beach has a higher fixed cost base as a percentage of net sales than Sleepmaster's base business and has a greater number of smaller customers than Sleepmaster. Second, Palm Beach has higher delivery expenses as a percentage of net sales due to its large geographical licensed territory. Such expenses were offset by increases in average unit selling prices and generally fixed delivery costs per unit at our Linden, New Jersey, facility. Finally, Palm Beach has certain contractual employment arrangements, which expire in March 2000, which contributed to the increase in SG&A as a percentage of net sales.

     Amortization of Intangibles. Amortization of intangibles increased by $0.6 million, to $1.2 million in 1998 from $0.6 million in 1997. This increase was due to the acquisition of Palm Beach in March 1998.

     Operating Income. Operating income increased by 52.6%, or $4.9 million, to $14.2 million in 1998 from $9.3 million in 1997. As a result of the above factors, operating income as a percentage of net sales decreased to 12.9% in 1998 from 13.8% in 1997.

     Interest Expense, Net. Interest expense increased by 52.2%, or $2.4 million, to $7.1 million in 1998 from $4.7 million in 1997. This increase was due to the cost of additional debt financing on debt incurred and assumed resulting from the acquisition of Palm Beach. See "Liquidity and Capital Resources."

     Provision for Income Taxes. The provision for income taxes increased by 50%, or $1.0 million, to $3.0 million in 1998 from $2.0 million in 1997. The provision for income taxes resulted in an effective rate of 42.1% in 1998 and 42.2% in 1997.

     Net Income. As a result of the above factors, net income for 1998 was $4.1 million compared to $2.8 million in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires certain costs incurred in connection with developing or obtaining internal use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 effective January 1, 1999. The impact of adopting this standard was to increase pre-tax income for 1999 by $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its amended and restated credit facility. Net cash provided by operating activities was $13.9 million in 1999 compared to $8.9 million in 1998 and $6.0 million in 1997. The increase in cash flows in 1999 was primarily due to increased net income from operations, before extraordinary items, and the acquisitions of Herr, Star and Adam Wuest. The Company's principal uses of funds provided by operating activities consist of payments of principal and interest on the Company's indebtedness and capital expenditures.

     Capital expenditures totaled $4.2 million, $1.1 million and $0.6 million in 1999, 1998 and 1997, respectively. The increase in expenditures in 1999 was primarily attributable to the Company upgrading and expanding its information systems' capabilities. The balance of the increase in capital expenditures was for machinery and equipment at all facilities. Management expects that capital expenditures at all its facilities will be approximately $4.5 million in 2000. Additionally, management believes that annual capital expenditure limitations under the amended and restated credit facility will not significantly inhibit Sleepmaster from meeting its capital needs.

     Sleepmaster generated $92.1 million of cash inflows from financing activities in 1999, principally arising from net proceeds from the issuance on May 18, 1999 of $115.0 million of 11% senior subordinated notes due 2009 and borrowings under an increased credit facility to acquire Herr and Adam Wuest, compared with cash inflows of $24.5 million in 1998 and cash outflows of $5.0 million in 1997. Financing cash inflows in 1998 arose primarily from borrowings under an increased credit facility to acquire Palm Beach and financing cash outflows in 1997 arose principally from repayments of borrowings under the revolving credit facility.

     On February 26, 1999, Sleepmaster purchased all of the capital stock of Herr. In connection with the acquisition, Sleepmaster amended and restated its credit facility to provide for an aggregate amount of borrowings of up to $86.0 million, a portion of which was used to finance the acquisition of Herr.

     On May 18, 1999, Sleepmaster purchased substantially all the assets of Star, the Serta licensee located in Concord, Ontario, Canada. The acquisition was primarily funded with the net proceeds of the issuance of $115.0 million of 11% senior subordinated notes due 2009.

     On November 5, 1999, Sleepmaster purchased substantially all the assets of Adam Wuest. This acquisition was funded primarily through the expansion of its existing credit facility and additional equity contributed by Holdings.

  Debt

     On November 5, 1999, Sleepmaster amended and restated its credit facility to provide for borrowings of up to $70.0 million, consisting of a $33.0 million six-year revolving credit facility and a $37.0 million amortizing term loan facility. Borrowings under the amended and restated credit facility are collateralized by substantially all of Sleepmaster's domestic assets and are guaranteed by all of its domestic restricted subsidiaries and Sleepmaster Holdings L.L.C. Similar to the prior credit facility, the revolving credit facility includes a sublimit for letters of credit. At December 31, 1999, the Company had approximately $17.1 million available under its revolving credit facility. As of December 31, 1999, letters of credit issued under this sublimit, which was increased to $15.0 million, consist of:

     (a) $6.6 million to collateralize the Palm Beach industrial revenue bonds currently outstanding,

     (b) $2.3 million to collateralize the Adam Wuest economic development bonds currently outstanding,

     (c) $0.72 million for a security deposit on the Linden, New Jersey, facility, and

     (d) $0.06 million for a parcel of land purchased by Herr.

     Borrowings under the amended and restated credit facility bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate and, accordingly, Sleepmaster's financial condition and performance will be affected by changes in interest rates. The amended and restated credit facility also imposes certain restrictions on Sleepmaster and requires Sleepmaster to comply with certain financial ratios and tests.

     On November 5, 1999 Sleepmaster Holdings L.L.C. entered into a subordinated credit agreement with Citicorp Mezzanine Partners, L.P. with availability of $10.0 million. In connection with the acquisition of Adam Wuest, Sleepmaster Holdings L.L.C. borrowed $10.0 million under the subordinated credit agreement and made an equity contribution of $10.0 million to Sleepmaster. Sleepmaster used the $10.0 million equity contribution to assist in financing its acquisition of Adam Wuest.

     On May 18, 1999, Sleepmaster and Sleepmaster Finance Corporation issued $115.0 million of 11% senior subordinated notes due 2009. Sleepmaster used a portion of the proceeds of the senior subordinated note offering to prepay the old credit facility, redeem the series A and series B senior subordinated notes due 2007 and acquire substantially all of the assets of Star. Also on May 18, 1999, Sleepmaster entered into a credit facility with First Union National Bank. The credit facility provided revolving credit facilities with aggregate availability of $25.0 million. The revolving credit facility was scheduled to mature six years after closing and included a sublimit of $8.0 million for letters of credit.

     In conjunction with the purchase of substantially all the assets of Star on May 18, 1999, Sleepmaster Holdings L.L.C. issued a junior subordinated note to the seller in the initial aggregate principal amount of $0.68 million as a portion of the purchase price. The junior subordinated note bears interest at a fixed rate of 6.0% per annum, which interest shall be paid in kind, and will mature on the third anniversary of the closing.

     Sleepmaster, through its subsidiary Palm Beach, is obligated to the County of Palm Beach, Florida, pursuant to revenue bonds issued on behalf of Palm Beach. On April 1, 1996, the County of Palm Beach Florida issued Variable Rate Demand Industrial Development Revenue Bonds, Palm Beach Bedding Company Project, Series 1996 in the aggregate principal amount of $7.7 million to finance the construction of a 235,000 square foot manufacturing facility for Palm Beach. As of December 31, 1999, $6.3 million of the bonds were outstanding. The bonds mature in April 2016 and bear interest at a variable rate that was 5.15% at December 31, 1999.

     Sleepmaster, through its subsidiary Adam Wuest, is obligated to the County of Hamilton, Ohio, pursuant to economic revenue bonds issued on behalf of Adam Wuest. On February 1, 1994, the County of Hamilton, Ohio, issued Fixed Rate Economic Development Revenue Funding Bonds, Series 1994 in the aggregate principal amount of $3.0 million to finance the Adam Wuest, Inc. Project. As of December 31, 1999, $2.0 million of the bonds were outstanding. The bonds mature in September 2010 and bear interest at fixed rates ranging from 4.5% to 5.6% depending on the maturity date of the bond series.

     In connection with the recapitalization of Sleepmaster Holdings L.L.C. on November 14, 1996, Sleepmaster issued $15.0 million of series A 12% senior subordinated notes due 2006 to PMI. In connection with the acquisition of Palm Beach on March 3, 1998, Sleepmaster issued $5.0 million of series B 12% senior subordinated notes due 2007 to PMI and amended the terms of the series A senior subordinated notes to extend the maturity date to 2007. On May 18, 1999, Sleepmaster used a portion of the net proceeds from the $115.0 million senior subordinated note offering to prepay the Series A and Series B senior subordinated notes due 2007.

     Also in connection with the recapitalization of Sleepmaster Holdings L.L.C. on November 14, 1996, Sleep Investor issued $7.0 million of 7.02% junior subordinated promissory notes, due November 14, 2007, and paid cash to the then existing members of Sleepmaster Holdings L.L.C., including current members of the Company's management. In exchange for the notes, the then-existing members of Sleepmaster Holdings L.L.C. delivered common and preferred interests of Sleepmaster Holdings L.L.C., as well as notes issued by Sleepmaster Holdings L.L.C., to Sleep Investor. Interest payments received by Sleep Investor on the notes issued by Sleepmaster Holdings L.L.C. correspond to Sleep Investor's obligation to make interest payments on the promissory notes. The interest on the promissory notes is pay-in-kind except that an amount equal to the current tax liability for interest payments received on the promissory notes is paid in cash. The maturity date of the promissory notes was extended in connection with the acquisition of Palm Beach from November 14, 2007 to November 14, 2008. In connection with the completion of the $115.0 million senior subordinated note offering, and the prepayment of the Series A and Series B senior subordinated notes due 2007, the promissory notes were further amended to retroactively bear interest at a fixed rate of 12.0% per annum and to mature on November 14, 2007.

     Sleepmaster has no obligations or commitments to Sleepmaster Holdings L.L.C. or Sleep Investor either under the promissory notes or the junior subordinated note. The amended and restated credit facility will allow Sleepmaster to fund interest payments on the promissory notes and the junior subordinated note. Distributions, dividends and loans from Sleepmaster to Sleepmaster Holdings L.L.C. are restricted by the terms of the indenture governing the notes.

     Management believes that cash flows from operations, together with borrowings under the senior credit facility, will be adequate to fund Sleepmaster's currently anticipated working capital, capital spending and debt service requirements for the forseeable future.

SEASONALITY OF BUSINESS

     Sleepmaster's net sales and net income are generally consistent throughout the fiscal year, except for slight increases in the third quarter. However, seasonal variations in net sales and net income affect each of Sleepmaster's five facilities. Palm Beach's net sales and net income are typically higher during the first and fourth quarters of the fiscal year. In contrast, net sales and net income are typically higher during the third quarter of the fiscal year at the Linden, New Jersey, Lancaster, Pennsylvania, Cincinnati, Ohio, and Concord, Ontario, Canada facilities. Since Palm Beach's sales cycle does not coincide with the sales cycles at the other facilities, seasonal variations of Sleepmaster are reduced.

YEAR 2000

     In order to minimize or eliminate the effect of the Year 2000 risk on the Company's business systems and applications, the Company identified, evaluated, implemented and tested changes to its computer systems, applications and software necessary to achieve Year 2000 compliance. The computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. The Company continues to keep its Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. Management does not anticipate any significant problems related to these events. The total cost of the Year 2000 compliance plan was approximately $650,000 and was incurred principally during the first two quarters of 1999. The Company expensed and capitalized the costs to complete its compliance plan in accordance with appropriate accounting policies.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurance that such expectations can be attained. Factors that could cause actual results to differ materially from the Company's expectations include: general business and economic conditions; competitive factors; raw materials availability and pricing; fluctuations in demand; and retention and availability of qualified employees.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from fluctuations in interest rates, which could impact its consolidated financial position, results of operations and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities. The Company does not use derivative financial instruments for speculative or trading purposes and does not maintain such instruments that may expose the Company to significant market risk.

     The Company's earnings are sensitive to changes in short-term interest rates as a result of its borrowings under the senior credit facility. If interest rates increase by 10 percent during the year ended December 31, 2000, the Company's interest expense would increase, and income before income taxes would decrease, by approximately $0.5 million. This analysis does not consider the effects of the reduced level of overall economic activity, or other factors, that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     The Company also manages its portfolio of fixed-rate debt to reduce its exposure to interest rate changes. The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains or losses in the fair value of this debt due to differences between market interest rates and rates at the inception of the obligation. Based on a hypothetical 10 percent increase in interest rates at December 31, 1999, the fair value of the Company's fixed-rate long-term debt would decrease by approximately $3.7 million.

     See Note 11 to the consolidated financial statements for a discussion of the Company's debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and accompanying notes as listed in the Index to Financial Statements commencing on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  ADVISORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information as of December 31, 1999, with respect to the persons who are members of the Board of Advisors and key executive officers of the Company.

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Charles Schweitzer...................  56    President and Chief Executive Officer, Advisor and
                                             Managing Member
James Koscica........................  40    Executive Vice President and Chief Financial Officer and
                                             Advisor
Michael Reilly.......................  50    Senior Vice President of Sales and Marketing
Timothy DuPont.......................  51    Vice President of Manufacturing
Michael Bubis........................  45    President of Palm Beach and Advisor
David Thomas.........................  50    Advisor
John Weber...........................  36    Advisor
Michael Bradley......................  33    Advisor
Robert Bartholomew...................  52    Advisor

     Charles Schweitzer has served as President and Chief Executive Officer of Sleepmaster since April 1993, after joining Sleepmaster as Senior Vice President in April 1986. Prior to joining Sleepmaster, he served as Senior Vice President, Sales and Marketing for Classic Corporation, one of the world's largest waterbed manufacturers. Before his tenure at Classic Corporation, Mr. Schweitzer served as Vice President, Marketing for Sealy Mattress Company of Connecticut/New York. Mr. Schweitzer has a B.A. in Economics and an MBA in Marketing from City College of New York.

     James Koscica has served as Executive Vice President and Chief Financial Officer of Sleepmaster since January 1995 and served as Vice President of Finance and Administration since April 1993, after joining Sleepmaster as controller in November 1989. Before he joined Sleepmaster, he served as controller for a Budget Rent-A-Car Corporation franchise. Prior to his work at Budget, Mr. Koscica served in management in systems development at AT&T. Mr. Koscica has a B.A. in Accounting from Rutgers University and is a licensed CPA in New Jersey.

     Michael Reilly has served as Senior Vice President of Sales and Marketing since January 1995 and Vice President of Sales from April 1993, after joining Sleepmaster as Key Account Executive in February 1978. Before joining Sleepmaster, Mr. Reilly served as Marketing Representative for Simmons Company. Mr. Reilly has a B.A. in Business Administration from Catholic University.

     Timothy DuPont has served as Vice President of Manufacturing since April 1993, after joining Sleepmaster as Manufacturing Manager in January 1985. Before joining Sleepmaster, he served as General Manager for Guilden Development Company. Mr. DuPont has a B.A. in Business Administration from Chapman College.

     Michael Bubis is an advisor of Sleepmaster. Mr. Bubis has worked at Palm Beach since 1969 and has been President of Palm Beach since 1991. Mr. Bubis served as a member of the board of directors of Serta from 1995 through 1998.

     David Thomas is an advisor of Sleepmaster. Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. for over five years. Mr. Thomas is a director of Lifestyle Furnishings International Ltd., Galey & Lord, Inc., Anvil Knitwear, Inc., Plainwell, Inc., Stage Stores, Inc. and American Commercial Lines LLC.

     John Weber is an advisor of Sleepmaster. Mr. Weber has been a Vice President at Citicorp Venture Capital, Ltd. since 1994. Previously, Mr. Weber worked at Putnam Investments from 1992 through 1994.

Mr. Weber is a director of Anvil Knitwear, Inc., Electrocal Designs, Inc., FFC Holding, Inc., Graphic Design Technologies, Marine Optical, Inc., Gerber Childrenswear, Inc., Plainwell, Inc. and Smith Alarm.

     Michael Bradley is an advisor of Sleepmaster. Mr. Bradley joined Citicorp Venture Capital, Ltd. in 1996. Prior to joining Citicorp Venture Capital, Ltd., Mr. Bradley worked at Merrill Lynch and Selected Equity Research. Mr. Bradley received his B.A. from the University of Virginia, his J.D. from the University of Virginia and his MBA from Columbia Business School. Mr. Bradley serves on the board of directors of Hayden Corporation, MinCorp, Galey & Lord, Inc. and HL Holdings.

     Robert Bartholomew is an advisor of Sleepmaster. Mr. Bartholomew co-founded Pacific Mezzanine Investors in 1990. Previously, Mr. Bartholomew worked at Pacific Mutual from 1986 through 1989. Mr. Bartholomew received his B.A. in Economics and an MBA in Finance from Rutgers University.

CHANGES IN MANAGEMENT

     On March 2, 2000, Timothy Dupont resigned as the Vice President of Manufacturing. Effective immediately, Timothy Gann, Director of Manufacturing, assumed substantially all of the responsibilities of Mr. Dupont. Mr. Gann has served as the Director of Manufacturing from July 1999 through the present time.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 1999, of those persons who served as (i) the chief executive officer during fiscal year 1999, and (ii) the other four most highly compensated executive officers of the Company for fiscal year 1999 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                                    FISCAL   -------------------    OTHER ANNUAL
           NAME AND PRINCIPAL POSITION               YEAR     SALARY    BONUS(A)   COMPENSATION(B)
           ---------------------------              ------   --------   --------   ---------------
Charles Schweitzer................................   1999    $353,386   $77,341        $55,883
  President and Chief Executive Officer              1998     320,250    73,658         56,006
James Koscica.....................................   1999     252,424    53,020         48,377
  Executive Vice President and Chief Financial
  Officer                                            1998     233,221    48,510         47,924
Michael Bubis.....................................   1999     304,500    91,350         23,566
  President of Palm Beach                            1998     241,660    59,257         23,010
Michael Reilly....................................   1999     209,158    43,000         45,044
  Senior Vice President of Sales and Marketing       1998     179,550    39,501         40,942
Timothy DuPont....................................   1999     140,084        --         37,424
  Vice President of Manufacturing                    1998     116,550    47,786         34,273

---------------

(a) Includes amounts paid as discretionary awards for fiscal 1999.

(b) Represents amounts paid on behalf of each of the Named Executive Officers for (i) premiums for health, life and accidental death and dismemberment insurance and for long-term disability benefits; (ii) contributions to Sleepmaster's defined contribution plans; and (iii) automobile allowances.

     No stock options were exercised by any of the Named Executive Officers during fiscal 1999. The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of the options as of December 31, 1999:

                         FISCAL YEAR END OPTION VALUES

                                                  NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                             UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                   AT FISCAL YEAR-END             AT FISCAL YEAR-END(A)
                                               EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
                                             ------------------------------    ----------------------------
Charles Schweitzer.........................              0/212                        $0/$1,177,641
James Koscica..............................              0/106                        $ 0/ $588,821
Michael Reilly.............................              0/106                        $ 0/ $588,821
Timothy DuPont.............................              0/106                        $ 0/ $588,821

---------------
(a) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and the fair market value of Sleepmaster Holdings L.L.C.'s class A common membership interests on December 31, 1999.

EXECUTIVE EMPLOYMENT AGREEMENTS

     In 1996, Sleepmaster Holdings L.L.C., Sleepmaster and Sleep Investor entered into employment and option agreements with Charles Schweitzer, James Koscica, Michael Reilly and Timothy DuPont dated as of November 14, 1996. These agreements provide for, among other things, terms of employment until November 1, 2001 and base salaries of $305,000 (Mr. Schweitzer), $210,000 (Mr. Koscica), $171,000 (Mr. Reilly) and $111,000 (Mr. DuPont) subject to annual increases by the Board of Advisors. Annual bonuses are to be calculated based upon EBITDA performance of Sleepmaster. The agreements also provide an option vesting schedule for employees to acquire membership interests in Sleepmaster Holdings L.L.C., which Sleepmaster Holdings L.L.C. or Sleepmaster, if Sleepmaster Holdings L.L.C. does not elect to purchase all such interests, may repurchase if the employee is terminated for any reason. Timothy DuPont resigned on March 3, 2000 and Sleepmaster Holdings L.L.C. is in the process of repurchasing the Class A common interests held by Mr. DuPont which are subject to the repurchase option.

     On March 3, 1998, Palm Beach (joined by Sleepmaster Holdings L.L.C. and Sleepmaster) entered into an employment agreement with Michael Bubis. The agreement has terms which are substantially similar to the terms of the agreements described above and provide for, among other things, terms of employment until March 3, 2001 and a base salary of $267,904, subject to annual increases by the Board of Advisors. Additionally, Michael Bubis was elected to the Board of Advisors of Sleepmaster and Sleepmaster Holdings L.L.C. during his term of employment.

STOCK OPTION PLANS

     On November 14, 1996, the Company entered into stock option agreements with Charles Schweitzer, James Koscica, Michael Reilly and Timothy DuPont. These nonqualified options entitle the executives to purchase an aggregate amount of 530 units of class A common interests of Sleepmaster Holdings L.L.C. at an exercise price of $100 per unit. Options granted under these agreements vest 50% on December 31, 1999 and 50% on December 31, 2001, subject to Sleepmaster's achievement of EBITDA targets as long as the executive remains employed by Sleepmaster. As of December 31, 1999, Sleepmaster did not achieve the EBITDA targets specified in the agreements. Additionally, applicable portions of the options shall vest upon a sale of Sleepmaster if (i) the sale occurs prior to December 31, 1999 and (ii) the aggregate cash consideration received by the holders of Sleepmaster's common interests equals or exceeds either the target for December 31, 1999 or for December 31, 2001. Fifty percent of the options shall vest upon a sale of Sleepmaster if (i) the sale occurs after December 31, 1999 but before December 31, 2001 and (ii) the aggregate cash consideration received by holders of Sleepmaster's common interests equals or exceeds the target for December 31, 2001. If as of December 31, 2001 any portion of the options have not vested, Sleepmaster may automatically transfer any portion of the unvested options and re-grant the unvested options without payment of any consideration to the executives. The option agreements may be amended by Sleepmaster Holdings L.L.C.'s board of advisors. Timothy DuPont's stock option agreement terminated upon his resignation on March 3, 2000, and none of the options granted to Mr. DuPont had vested as of such date.

COMPENSATION OF ADVISORS

     The advisors to the Company are not compensated for the services they render on the board of advisors, and they are not reimbursed for expenses incurred as a result of board membership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Advisors authorized and formed a Compensation Committee on September 30, 1999. The Board of Advisors designated John Weber, a member of the Company's Board of Advisors, Charles Schweitzer, President and Chief Executive Officer and a member of the Company's Board of Advisors and Guy Boyle, a member of Sleep Investor L.L.C.'s Board of Advisors to serve as members of the Compensation Committee.

     The Named Executive Officers are compensated according to their individual employment agreements described under the Section entitled "Executive Employment Agreements" above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth ownership information with respect to the common equity interests of Sleepmaster Holdings L.L.C. Sleepmaster Holdings L.L.C. owns over 99.9% of the common equity interests of Sleepmaster.

                                                           NUMBER OF COMMON      PERCENTAGE OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                     MEMBERSHIP INTERESTS    MEMBERSHIP INTERESTS
------------------------------------                     --------------------    --------------------
Sleep Investor L.L.C...................................           6,099                  74.4%
  2001 Lower Road
  Linden, NJ 07036-6520
Citicorp Venture Capital, Ltd.(a)......................         3,852.3                  46.9%
  399 Park Avenue
  New York, NY 10043
CCT Partners IV, L.P.(a)...............................           677.5                   8.3%
  399 Park Avenue
  New York, NY 10043
PMI Mezzanine Fund L.P.(a)(b)..........................         3,403.0                  32.1%
  610 Newport Center Drive
  Suite 1100
  Newport Beach, CA 92660
Charles Schweitzer.....................................           517.7                   6.3%
  2001 Lower Road
  Linden, NJ 07036-6520
James Koscica..........................................           280.0                   3.4%
  2001 Lower Road
  Linden, NJ 07036-6520
Michael Reilly.........................................           280.0                   3.4%
  2001 Lower Road
  Linden, NJ 07036-6520
Timothy DuPont.........................................           280.0                   3.4%
  2001 Lower Road
  Linden, NJ 07036-6520
Michael Bubis..........................................           466.0                   5.7%
  3774 Interstate Park Road North
  Riviera Beach, FL 33404

                                                           NUMBER OF COMMON      PERCENTAGE OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                     MEMBERSHIP INTERESTS    MEMBERSHIP INTERESTS
------------------------------------                     --------------------    --------------------
David Thomas(c)........................................         4,716.3                  57.5%
  399 Park Avenue
  New York, NY 10043
John Weber(c)..........................................         4,578.3                  55.8%
  399 Park Avenue
  New York, NY 10043
Michael Bradley(d).....................................         4,529.9                  55.2%
  399 Park Avenue
  New York, NY 10043
Robert Bartholomew(e)..................................         3,403.0                  32.1%
  610 Newport Center Drive
  Suite 1100
  Newport Beach, CA 92660
All directors and executive officers as a group (9
  persons).............................................        9,954.59                  93.9%

---------------
(a) Interests are held indirectly through Sleep Investor L.L.C.

(b) Consists of 1,000 class A common membership interests and warrants currently exercisable for 2,403 common membership interests.

(c) Includes 4,529.76 common membership interests held by Citicorp Venture Capital and CCT Partners IV. Messrs. Thomas and Weber each disclaim beneficial ownership of these common membership interests.

(d) Includes 3,852.3 common membership interests held by Citicorp Venture Capital. Mr. Bradley disclaims beneficial ownership of these common membership interests.

(e) Includes 1,000 common membership interests held by PMI and warrants held by PMI currently exercisable for 2,403 common membership interests. Mr. Bartholomew disclaims beneficial ownership of these common membership interests and warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Each of the following descriptions is a summary of the documents listed below and thus, each summary does not restate the document described in its entirety.

SLEEPMASTER HOLDINGS L.L.C. LIMITED LIABILITY COMPANY OPERATING AGREEMENT

     In 1996, Sleep Investor, Charles Schweitzer, James Koscica, Timothy DuPont and Michael Reilly entered into the Sleepmaster Holdings L.L.C. second amended and restated limited liability company operating agreement. Sleepmaster Holdings L.L.C. was formed under the New Jersey Limited Liability Company Act. The business and affairs of Sleepmaster Holdings L.L.C. are managed by the managing member, Charles Schweitzer, subject to the direction of a board of advisors having duties comparable to a corporate board of directors. Currently, the board of advisors is composed of seven advisors. The number of advisors can be increased by a vote of at least 80% of the advisors. The Sleepmaster Holdings L.L.C. limited liability company agreement calls for the existence of four senior officers as follows:

     (1) Chief Executive Officer and President,

     (2) Executive Vice President and Chief Financial Officer,

     (3) Vice President of Sales and

     (4) Vice President of Production.

  Membership Interests

     The board of advisors is authorized to issue or sell any of the following:
(1) additional membership interests or other interests in Sleepmaster Holdings L.L.C., (2) obligations, evidences of indebtedness or other securities or interests convertible into or exchangeable for membership interests or other interests in

Sleepmaster Holdings L.L.C. and (3) warrants, options, or other rights to purchase or otherwise acquire membership interests or other interests in Sleepmaster Holdings L.L.C.

     The class A members are entitled to one vote per class A common unit. Except as specifically required by law, the class B members and the preferred members have no right to vote on any matters to be voted on by the members of Sleepmaster Holdings L.L.C., except in the case of mergers, consolidations, recapitalizations, or reorganizations. Each class B member is entitled at any time to convert any or all of the class B common units held by the class B member into the same number of class A common units and members holding a majority of the class B common units can cause a conversion of 100% of the class B common units into the same number of class A common units.

  Distributions

     The board of advisors has sole discretion regarding the amounts and timing of distributions to members of Sleepmaster Holdings L.L.C., subject to the retention and establishment of reserves of, or payments to third parties of, the funds as it deems necessary with respect to the reasonable business needs of Sleepmaster Holdings L.L.C. Distributions are to be made in the following order and priority:

     (1) first, to the members in proportion to and to the extent of their unpaid preferred return (as defined in the Sleepmaster Holdings L.L.C. limited liability company agreement),

     (2) second, to the members in proportion to and to the extent of their unreturned preferred capital (as defined in the Sleepmaster Holdings L.L.C. limited liability company agreement), and

     (3) third, to the members in proportion to their common units.

  Redemption

     Except as extensions are provided for, Sleepmaster Holdings L.L.C. shall make a distribution to each preferred member on November 14, 2008 in an amount equal to the full amount of the preferred member's unpaid preferred return and unreturned preferred capital as of the scheduled redemption date. In connection with the closing of the old note offering on May 18, 1999, the parties to the Sleepmaster Holdings L.L.C. limited liability company agreement amended the agreement to extend the redemption date of the preferred membership interests to November 14, 2009.

SLEEPMASTER LIMITED LIABILITY COMPANY OPERATING AGREEMENT

     Sleep Investor and Sleepmaster Holdings L.L.C. entered into the Sleepmaster amended and restated limited liability company operating agreement. Sleepmaster was formed under the New Jersey Limited Liability Company Act. The business and affairs of Sleepmaster are managed by the managing member, Charles Schweitzer, subject to the direction of a board of advisors having duties comparable to a corporate board of directors. Currently, the Sleepmaster board of advisors is composed of seven advisors. The number of advisors can be increased by a vote of at least 80% of the advisors. The Sleepmaster limited liability company agreement calls for the existence of four senior officers as follows:

     (1) Chief Executive Officer and President,

     (2) Executive Vice President and Chief Financial Officer,

     (3) Vice President of Sales and

     (4) Vice President of Production.

  Membership Interests

     Sleepmaster's board of advisors is authorized to issue or sell any of the following: (1) additional membership interests or other interests in Sleepmaster, (2) obligations, evidences of indebtedness or other securities or interests convertible into or exchangeable for membership interests or other interests in

Sleepmaster, and (3) warrants, options, or other rights to purchase or otherwise acquire membership interests or other interests in Sleepmaster.

     The class A members are entitled to one vote per class A common unit. Except as specifically provided or required by law, the class B members and the preferred members have no right to vote on any matters to be voted on by the members of Sleepmaster, except in the case of mergers, consolidations, recapitalizations, or reorganizations. Each class B member is entitled at any time to convert any or all of the class B common units held by the class B member into the same number of class A common units and members holding a majority of the class B common units can cause a conversion of 100% of the class B common units into the same number of class A common units. Currently, 7,999 class A membership interests are held by Sleepmaster Holdings L.L.C. and one is held by Sleep Investor. Sleepmaster Holdings L.L.C. also holds 9,999.96 preferred membership interests.

  Distributions

     Sleepmaster's board of advisors has sole discretion regarding the amounts and timing of distributions to members of Sleepmaster, subject to the retention and establishment of reserves of, or payments to third parties of, the funds as it deems necessary with respect to the reasonable business needs of Sleepmaster. Distributions are to be made in the following order and priority:

     (1) first, to the members in proportion to and to the extent of their Unpaid Preferred Return, as defined in the Sleepmaster limited liability company agreement,

     (2) second, to the members in proportion to and to the extent of their Unreturned Preferred Capital, as defined in the Sleepmaster limited liability company agreement, and

     (3) third, to the members in proportion to their common units.

  Redemption

     Except as extensions are provided for, Sleepmaster shall make a distribution to each preferred member on November 14, 2008 in an amount equal to the full amount of such preferred member's unpaid preferred return and unreturned preferred capital as of the scheduled redemption date. In connection with the closing of the old note offering, the parties to the Sleepmaster LLC agreement amended the agreement to extend the redemption date of the preferred membership interests to November 14, 2009.

SLEEPMASTER HOLDINGS L.L.C. SECURITYHOLDERS AGREEMENT

     In 1998, Sleepmaster Holdings L.L.C., Sleep Investor, PMI, Charles Schweitzer, James Koscica, Michael Reilly, Timothy DuPont, Michael Bubis, Richard Tauber and Douglas Phillips entered into an amended and restated securityholders agreement dated as of March 3, 1998. On February 26, 1999, John Herr and Stuart Herr executed a joinder to the amended and restated securityholders agreement. On November 5, 1999, David Deye, Stephen Lund and Citicorp Mezzanine Partners executed a joinder to the amended and restated securityholders agreement. The amended and restated securityholders agreement requires that Sleepmaster Holdings L.L.C., Sleep Investor, PMI and those executives of Sleepmaster Holdings L.L.C. vote their membership interests and take all other actions within their control so that the board of advisors of Sleepmaster Holdings L.L.C. will be comprised of four advisors designated by Sleep Investor and three advisors representative of management, Schweitzer, Koscica and Bubis. The board of advisors, or similar governing bodies of Sleepmaster Holdings L.L.C.'s subsidiaries must have the same composition.

     In addition, the securityholders agreement:

     (1) restricts the transfer of membership interests of Sleepmaster Holdings L.L.C.;

     (2) grants tag-along rights on transfers of membership interests of Sleepmaster Holdings L.L.C.;

     (3) grants first offer rights on transfers of membership interests of Sleepmaster Holdings L.L.C.;

     (4) requires each securityholder to consent to a sale of Sleepmaster Holdings L.L.C. if the sale is approved by the board of advisors of Sleepmaster Holdings L.L.C. and the holders of a majority of the membership interests issued to Sleep Investor and its affiliates; and

     (5) grants limited preemptive rights on issuances of membership interests of Holdings.

     The tag-along and first offer rights with respect to each securityholder's interests will terminate upon the consummation of a sale of the interests to the public pursuant to an offering registered under the Securities Act of 1933 or to the public effected through a broker-dealer or market-maker pursuant to Rule 144.

SLEEPMASTER HOLDINGS L.L.C. REGISTRATION RIGHTS AGREEMENT

     In 1998, Sleepmaster Holdings L.L.C., Sleep Investor, PMI, Charles Schweitzer, James Koscica, Michael Reilly, Timothy DuPont, Michael Bubis, Richard Tauber and Douglas Phillips entered into an amended and restated registration rights agreement dated as of March 3, 1998. On February 26, 1999, John Herr and Stuart Herr executed a joinder to the amended and restated registration rights agreement. On November 5, 1999, David Deye, Stephen Lund and Citicorp Mezzanine Partners executed a joinder to the amended and restated registration rights agreement. Under the amended and restated registration rights agreement, the holders of a majority of the membership interests issued to Sleep Investor or its affiliates have the right, subject to certain conditions, to require Sleepmaster Holdings L.L.C. to consummate a registered offering of equity securities of Sleepmaster Holdings L.L.C. or a successor corporate entity.

     In addition, all holders of registrable securities are entitled to request the inclusion, subject to the terms and conditions of the registration rights agreement, of any of their common interests in any registration statement, other than registration statements on forms S-8 or S-4 or any similar form in connection with a registration to primarily register debt securities, at Sleepmaster Holdings L.L.C.'s expense whenever Sleepmaster Holdings L.L.C. proposes to register any of its common interests under the Securities Act of 1933. In connection with all the registrations, Sleepmaster Holdings L.L.C. has agreed to indemnify all holders of registrable securities against liabilities, including liabilities under the Securities Act of 1933.

THE RECAPITALIZATION AND OTHER TRANSACTIONS

  Recapitalization Agreement

     In November 1996, Sleepmaster Holdings L.L.C., Sleepmaster, Sleep Investor, Brown/Schweitzer Holdings Inc. and each of the then existing members of Sleepmaster Holdings L.L.C. entered into a recapitalization agreement. Pursuant to the recapitalization agreement, Sleepmaster Holdings L.L.C. redeemed all of the membership interests of its members, except for four members who are current members of management, and then sold the membership interests to Sleep Investor. In addition, Sleep Investor purchased 8,714 units of redeemable preferred interests and 6,099 units of common interests of Sleepmaster Holdings L.L.C. for approximately $12.9 million plus issuance of notes to the then existing members of Sleepmaster Holdings L.L.C. totaling $7.0 million. The remaining preferred and common interests of Sleepmaster Holdings L.L.C. were allocated to the four members of Sleepmaster Holdings L.L.C. who are currently members of our management. As a result of the recapitalization, Sleep Investor acquired 72% of the outstanding interests of Sleepmaster Holdings L.L.C. and Sleepmaster Holdings L.L.C. management retained 28%.

  Sleep Investor Promissory Notes

     In conjunction with the recapitalization of Sleepmaster Holdings L.L.C. in 1996, Sleep Investor issued $7.0 million of junior subordinated notes and paid cash to the then-existing members of Sleepmaster Holdings L.L.C., including current members of our management. In exchange for the notes, the then-existing members of Sleepmaster Holdings L.L.C. delivered common and preferred interests of Sleepmaster Holdings L.L.C., as well as notes issued by Sleepmaster Holdings L.L.C., to Sleep Investor. As of December 31, 1999, the amount outstanding of the promissory notes, including interest, totaled $8.7 million. In connection with the old note offering and the redemption of the senior subordinated notes, the promissory notes were amended to provide for a 12.0% interest rate and a maturity date of November 14, 2007.

  Senior Subordinated Notes

     In November 1996 Sleepmaster, Sleepmaster Holdings L.L.C. and PMI entered into a securities purchase agreement. Pursuant to this agreement, Sleepmaster sold $15.0 million series A senior subordinated notes due 2007 to PMI. These senior subordinated notes held by PMI were redeemed with a portion of the net proceeds of the old note offering. In addition, in March 1998, Sleepmaster, Sleepmaster Holdings L.L.C. and PMI entered into a securities purchase agreement. Pursuant to this agreement, Sleepmaster sold $5.0 million series B senior subordinated notes due 2007 to PMI. These senior subordinated notes held by PMI were redeemed with a portion of the proceeds of the old note offering.

  Warrants

     In connection with the sale of senior subordinated notes by Sleepmaster to PMI in 1996 and 1998, Sleepmaster Holdings L.L.C. issued to PMI 2000 warrants and 403 warrants, respectively, to purchase class A common units of Sleepmaster Holdings L.L.C. The warrants are currently exercisable at any time until March 3, 2010 at an exercise price of $0.01 per unit, subject to adjustment. The holders of a majority of the outstanding warrants, during a specified window period each year from November 14, 2003 to November 14, 2009, have the right to require Sleepmaster Holdings L.L.C. to purchase all of the warrants or common units into which the warrants are exercisable. If this right is exercised, the purchase price on a per unit basis would be an amount equal to the value of Sleepmaster Holdings L.L.C. divided by the number of outstanding units of common interests. The value of Sleepmaster Holdings L.L.C. would be the greater of a multiple of EBITDA and the aggregate current market price of the units of common interests on a fully diluted basis. The put option is subject to the availability of financing. The put option shall terminate upon 1) an approved sale, or (2) the consummation of an underwritten public offering of units of common interests.

     In connection with the issuance of a subordinated note to assist in the purchase of substantially all of the assets of Adam Wuest by Sleepmaster on November 5, 1999, Sleepmaster Holdings L.L.C. issued to Citicorp Mezzanine Partners, L.P. warrants to purchase Class B common membership interests of Sleepmaster Holdings L.L.C. The warrants are exercisable at any time after June 30, 2007 and before June 30, 2009 at an exercise price of $0.01 per unit, subject to certain anti-dilution adjustments. If Sleepmaster Holdings L.L.C. prepays in full the subordinated note on or prior to June 30, 2007, the warrants will not be exercisable and will be terminated.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

       See Financial Statements and accompanying notes as listed in the Index to Financial Statements commencing on page F-1 herein.

   (2) Financial Statement Schedules

       All schedules called for by Regulation S-X are not submitted because either they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

   (3) Exhibits

       The Exhibits listed in (c) below are filed herewith.

(b) Reports on Form 8-K

       The Company filed no reports on Form 8-K during the year ended December 31, 1999.

(c) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1           Recapitalization, Redemption and Purchase Agreement dated
                 October, 1996 by and among Sleepmaster Holdings L.L.C.,
                 Sleepmaster L.L.C., Brown/Schweitzer Holdings, Inc., the
                 members of Sleepmaster Holdings, L.L.C., the investors
                 names therein and Sleep Investor L.L.C. (Incorporated by
                 reference to Exhibit 2.1 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.1           Certificate of Formation of Sleepmaster L.L.C. dated
                 December 14, 1994 (Incorporated by reference to Exhibit
                 3.1 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.2           Sleepmaster L.L.C. Amended and Restated Limited Liability
                 Company Operating Agreement dated November 14, 1996
                 (Incorporated by reference to Exhibit 3.2 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
 3.3           Certificate of Incorporation of Sleepmaster Finance
                 Corporation dated April 30, 1999 (Incorporated by
                 reference to Exhibit 3.3 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.4           By-laws of Sleepmaster Finance Corporation (Incorporated by reference to Exhibit 3.4 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.5           Articles of Incorporation of Palm Beach Bedding Company
                 dated July 16, 1959 (Incorporated by reference to Exhibit
                 3.5 of the Form S-4 dated November 24, 1999 (File No. 333-
                 81987)).
 3.6           By-laws of Palm Beach Bedding Company (Incorporated by
                 reference to Exhibit 3.6 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.7           Articles of Incorporation of Herr Manufacturing Company
                 dated May 5, 1933 (Incorporated by reference to Exhibit
                 3.7 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.8           By-laws of Herr Manufacturing Company (Incorporated by
                 reference to Exhibit 3.8 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.9           Certificate of Formation of Lower Road Associates, LLC dated
                 April 6, 1998 (Incorporated by reference to Exhibit 3.9 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.10          Operating Agreement of Lower Road Associates, LLC
                 (Incorporated by reference to Exhibit 3.10 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
 3.11          Certificate of Incorporation of Adam Wuest Corporation dated
                 October 14, 1999 (Incorporated by reference to Exhibit
                 3.11 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.12          Amendment No. 1 to the Certificate of Incorporation of Adam
                 Wuest Corporation dated October 21, 1999 (Incorporated by
                 reference to Exhibit 3.12 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.13          Amendment No. 2 to the Certificate of Incorporation for AWI
                 Corporation (previously Adam Wuest Corporation) dated
                 November 5, 1999 (Incorporated by reference to Exhibit
                 3.13 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.14          By-laws of Adam Wuest Corporation (Incorporated by reference to Exhibit 3.14 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
 4.1           Indenture dated as of May 18, 1999 by and among Sleepmaster
                 L.L.C., Sleepmaster Finance Corporation, the Guarantors
                 listed on the signature pages thereto and the United
                 States Trust Company of New York (Incorporated by
                 reference to Exhibit 4.1 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 4.2           Executed Regulation S Note (Incorporated by reference to
                 Exhibit 4.2 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.3           Executed 144A Note (Incorporated by reference to Exhibit 4.3 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 4.4           Supplemental Indenture, dated as of February 8, 2000, by and among Sleepmaster L.L.C., Sleepmaster Finance Corporation, and certain other parties listed on the signature page
                 thereto and the United States Trust Company of New York.**
 9.1           Amended and Restated Securityholders Agreement by and among
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C., PMI
                 Mezzanine Fund, L.P., Charles Schweitzer, James P.
                 Koscica, Michael Reilly, Timothy DuPont, Michael Bubis,
                 Richard Tauber, Douglas Phillips and any employees of
                 Sleepmaster Holdings L.L.C. or its subsidiaries which may
                 thereafter execute a joinder agreement thereto dated March
                 3, 1998 (Incorporated by reference to Exhibit 9.1 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
 9.2           Joinder to Amended and Restated Securityholders Agreement by
                 and among Sleepmaster Holdings L.L.C., certain
                 securityholders of Sleepmaster Holdings L.L.C. party
                 thereto and Stuart W. Herr dated March 3, 1998
                 (Incorporated by reference to Exhibit 9.2 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
 9.3           Joinder to Amended and Restated Securityholders Agreement by
                 and among Sleepmaster Holdings L.L.C., certain
                 securityholders of Sleepmaster Holdings L.L.C. party
                 thereto and John K. Herr, III dated March 3, 1998
                 (Incorporated by reference to Exhibit 9.3 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
10.1           Registration Rights Agreement dated as of May 18, 1999 by
                 and among Sleepmaster L.L.C., Sleepmaster Finance
                 Corporation, the guarantors listed on the signature pages
                 thereto and Merrill Lynch, Pierce, Fenner & Smith
                 Incorporated and First Union Capital Markets Corp
                 (Incorporated by reference to Exhibit 10.1 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.2           Purchase Agreement dated as of May 12, 1999 by and among
                 Sleepmaster L.L.C., Sleepmaster Finance Corporation and
                 the guarantors listed on the signature pages thereto and
                 Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                 First Union Capital Markets Corp (Incorporated by
                 reference to Exhibit 10.2 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.3           Second Amended and Restated Limited Liability Company
                 Operating Agreement of Sleepmaster Holdings L.L.C., dated
                 November 14, 1996 (including the joinder agreement of
                 Stuart Herr and John Herr, dated February 26, 1999), as
                 amended effective May 12, 1999 (Incorporated by reference
                 to Exhibit 10.3 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.4           License Agreement and Memorandum of Agreement, each dated
                 January 12, 1995, between Sleepmaster L.L.C. and Serta,
                 Inc., covering certain territories in New Jersey, New York and Connecticut, as amended (Incorporated by reference to
                 Exhibit 10.4 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).
10.5           License Agreement and Memorandum of Agreement, each dated
                 January 12, 1995, between Sleepmaster L.L.C. and Serta,
                 Inc., covering certain territories in Pennsylvania, New
                 Jersey, Maryland and Delaware, as amended (Incorporated by reference to Exhibit 10.5 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.6           License Agreement, dated November 4, 1989, and Memorandum of
                 Agreement, dated December 1, 1969, between Palm Beach
                 Bedding Company and Serta, Inc., covering certain
                 territories in Florida, as amended (Incorporated by
                 reference to Exhibit 10.6 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.7           License Agreement, dated November 4, 1989, and Memorandum of
                 Agreement, dated December 1, 1969, between Herr
                 Manufacturing Company and Serta, Inc., covering certain
                 territories in Pennsylvania and New York, as amended
                 (Incorporated by reference to Exhibit 10.7 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.8           Standard Canadian License Agreement and Memorandum of
                 Agreement -- Form B, dated as of and effective May 18,
                 1999, between Serta, Inc. and Star Bedding Products (1986)
                 Ltd., covering certain territories in Ontario, Canada
                 (Incorporated by reference to Exhibit 10.8 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.9           Masterpiece Sleep Products, Inc. Manufacturing and Servicing
                 Agreement, dated October 1, 1998, by and between
                 Masterpiece Sleep Products, Inc. and Sleepmaster L.L.C.
                 and affiliates (Incorporated by reference to Exhibit 10.9
                 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.10          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Charles Schweitzer (Incorporated by
                 reference to Exhibit 10.10 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.11          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and James Koscica (Incorporated by
                 reference to Exhibit 10.11 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.12          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Timothy Dupont (Incorporated by
                 reference to Exhibit 10.12 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.13          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Michael Reilly (Incorporated by
                 reference to Exhibit 10.13 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.14          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Charles Schweitzer (Incorporated by
                 reference to Exhibit 10.14 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.15          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and James Koscica (Incorporated by
                 reference to Exhibit 10.15 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.16          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Timothy Dupont (Incorporated by
                 reference to Exhibit 10.16 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.17          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Michael Reilly (Incorporated by
                 reference to Exhibit 10.17 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.18          Employment Agreement, dated March 3, 1998, between Palm
                 Beach Bedding Company joined by Sleepmaster Holdings
                 L.L.C. and Sleepmaster L.L.C. and Michael W. Bubis
                 (Incorporated by reference to Exhibit 10.18 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.19          Employment and Stock Purchase Agreement, dated as of
                 February 26, 1999, by and among Herr Manufacturing
                 Company, Sleepmaster Holdings L.L.C., Sleepmaster L.L.C.,
                 Charles Schweitzer, Sleep Investor L.L.C. and Stuart W.
                 Herr (Incorporated by reference to Exhibit 10.19 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.20          Employment and Stock Purchase Agreement, dated as of
                 February 26, 1999, by and among Herr Manufacturing
                 Company, Sleepmaster Holdings L.L.C., Sleepmaster L.L.C.,
                 Charles Schweitzer, Sleep Investor L.L.C. and John K.
                 Herr, III (Incorporated by reference to Exhibit 10.20 of
                 the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.21          Sleepmaster Holdings L.L.C. Amended and Restated Common
                 Interest Purchase Warrants, dated as of March 3, 1998 and
                 Sleepmaster Holdings L.L.C. Common Interest Purchase
                 Warrants, dated as of March 3, 1998, each as amended on
                 February 26, 1999 (Incorporated by reference to Exhibit
                 10.21 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.22          Loan Agreement, dated as of April 1, 1996, between Palm
                 Beach Bedding Company and Palm Beach County, Florida,
                 relating to the Palm Beach County, Florida Variable Rate
                 Demand Industrial Development Revenue Bonds (Palm Beach
                 Bedding Company Project, Series 1996) originally
                 outstanding in the original principal amount of $7,650,000
                 (Incorporated by reference to Exhibit 10.22 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.23          Trust Indenture, dated as of April 1, 1996, by and among
                 Palm Beach County, the Trustee and the Credit Facility
                 Trustee (Incorporated by reference to Exhibit 10.23 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.24          Lease by and between Hartz Mountain Industries, Inc. and
                 Sleepmaster Products Company, L.P., dated October 13, 1993
                 (Incorporated by reference to Exhibit 10.24 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.25          Letter of Credit and Reimbursement Agreement, dated as of
                 April 1, 1996, between Palm Beach Bedding Company and
                 First Union National Bank of Florida (Incorporated by
                 reference to Exhibit 10.25 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.26          Amendment to Reimbursement Agreement, dated March 3, 1998, between Palm Beach Bedding Company and First Union
                 National Bank of Florida (Incorporated by reference to
                 Exhibit 10.26 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.27          Lease Agreement by and between N.H.D. Developments Limited and Star Bedding Products (1986) Ltd. dated August 15,
                 1995 (Incorporated by reference to Exhibit 10.27 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.28          Assignment of lease agreement by and between Star Bedding
                 Products (1986) Ltd., Star Bedding Products Limited and
                 N.H.D. Developments Limited dated as of May 18, 1999
                 (Incorporated by reference to Exhibit 10.28 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.29          Intentionally left blank.
10.30          Form of Junior Subordinated Note, dated November 14, 1996, of Sleep Investor L.L.C. issued to each of Charles
                 Schweitzer, James Koscica, Timothy DuPont, Michael Reilly,
                 Douglas A. Brown, Douglas A. Brown VIP Plus Profit Sharing
                 Plan, Donald S. Brown, John S. Coates, Harold M. Wit,
                 Allen Investments II, L.L.C., Karl Dillon, Jessand Corp.
                 Profit Sharing Plan and Trust, Alan Gelband, Panorama
                 Holdings, L.L.C., Arnold Gussoff Holding Capital
                 Management Corp., Steven Leischner, William Colaianni, Jo
                 Levinson 1989 Trust, John M. McMahon, Kaplan, Coate
                 Special Situations L.P., Robert W. Plaster, Bennett
                 Rosenthal, Dhiren Shah, and WKM Partners (Incorporated by
                 reference to Exhibit 10.30 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.31          Amended and Restated Registration Rights Agreement, dated as of March 3, 1998, by and among Sleepmaster Holdings
                 L.L.C., Sleep Investor L.L.C., PMI Mezzanine Fund, L.P.,
                 Charles Schweitzer, James P. Koscica, Michael Reilly,
                 Timothy Dupont, Michael Bubis, Richard Tauber, Douglas
                 Phillips (including the joinder agreements of each of
                 Stuart W. Herr and John K. Herr, III, dated March 3, 1998)
                 (Incorporated by reference to Exhibit 10.31 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.32          Limited Liability Company Operating Agreement of Sleep
                 Investor L.L.C. dated November 14, 1996 (Incorporated by
                 reference to Exhibit 10.32 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.33          Stock Purchase Agreement, dated as of February 26, 1999, by and among Sleepmaster L.L.C., Herr Manufacturing Company,
                 and the stockholders listed on the Seller signature page
                 attached thereto (including the related Indemnity Escrow
                 Agreement and Adjustment Escrow Agreement) (Incorporated
                 by reference to Exhibit 10.33 of the Form S-4 dated Novem-
                 ber 24, 1999 (File No. 333-81987)).
10.34          Asset Purchase Agreement by and among Star Bedding Products
                 Limited and Sleepmaster L.L.C., as Purchaser and Star
                 Bedding Products (1986) Limited and Cecil Brauer, as
                 Seller (Incorporated by reference to Exhibit 10.34 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.35          Amended and Restated Credit Agreement, dated as of November
                 5, 1999, by and among Sleepmaster L.L.C., as borrower,
                 Sleepmaster Holdings L.L.C. and our domestic restricted
                 subsidiaries, as guarantors, and First Union National
                 Bank, as agent (Incorporated by reference to Exhibit 10.35 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.36          1997-1999 Collective Agreement between Star Bedding Products
                 (1986) Limited and United Steelworkers of America Local
                 400 (Incorporated by reference to Exhibit 10.36 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.37          Collective Bargaining Agreement by and between Sleepmaster
                 L.L.C., its plant located in Linden, New Jersey, and the
                 United Steelworkers of America (ABG Division), AFL-CIO,
                 CLC, and its Local Union #396 dated May, 1997
                 (Incorporated by reference to Exhibit 10.37 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.38          Agreement and Plan of Merger by and among Sleepmaster
                 L.L.C., Sleepmaster Acquisition Corp. and Palm Beach
                 Bedding Company dated February, 1998 (Incorporated by
                 reference to Exhibit 10.38 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.39          License Agreement and Memorandum of Agreement, each dated
                 December 1, 1969, between Serta Associates, Inc. covering
                 portions of Ohio, Kentucky and West Virginia, as amended
                 (Incorporated by reference to Exhibit 10.39 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.40          License Agreement and Memorandum of Agreement, each dated
                 November 4, 1989, between Serta, Inc. and Adam Wuest, Inc.
                 covering Ohio, as amended (Incorporated by reference to
                 Exhibit 10.40 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.41          License Agreement and Memorandum of Agreement, each dated
                 December 1, 1990, between Serta, Inc. and Adam Wuest, Inc.
                 covering Indiana, as amended (Incorporated by reference to
                 Exhibit 10.41 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.42          Subordinated Credit Agreement, dated as of November 5, 1999 by and between Sleepmaster Holdings, L.L.C., as borrower
                 and Citicorp Mezzanine Partners, L.P., as lender
                 (Incorporated by reference to Exhibit 10.42 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.43          Asset Purchase Agreement among Adam Wuest, Inc., Adam Wuest
                 Realty, Inc., Sleepmaster L.L.C. and AWI Corporation dated as of November 5, 1999 (Incorporated by reference to
                 Exhibit 10.43 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.44          Subordinated Note issued by Sleepmaster Holdings L.L.C. to
                 Citicorp Mezzanine Partners, L.P. on November 5, 1999, in
                 aggregate principal amount of $10.0 million (Incorporated
                 by reference to Exhibit 10.44 of the Form S-4 dated
                 November 24, 1999 (File No. 333-81987)).
10.45          Warrant Agreement dated as of November 5, 1999 between
                 Sleepmaster L.L.C. and Citicorp Mezzanine Partners, L.P.
                 (Incorporated by reference to Exhibit 10.45 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.46          Form of Unit Purchase Warrant issued by Sleepmaster Holdings
                 L.L.C. to Citicorp Mezzanine Partners L.P. on November 5,
                 1999 (Incorporated by reference to Exhibit 10.46 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.47          Trust Indenture dated as of February 1, 1994 by and among
                 Hamilton County, Ohio, the Fifth Third Bank, as trustee
                 (Incorporated by reference to Exhibit 10.47 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.48          Loan Agreement, dated as of February 1, 1994, between
                 Hamilton County, Ohio, Adam Wuest, Inc. and Adam Wuest
                 Realty, Inc. relating to the Hamilton County, Ohio Fixed
                 Rate Economic Development Revenue Bonds (Adam Wuest, Inc.
                 Project, Series 1994) originally outstanding in the
                 aggregate principal amount of $2,980,000 (Incorporated by
                 reference to Exhibit 10.48 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.49          Letter of Credit issued on November 5, 1999 by First Union
                 National Bank to Fifth Third Bank on behalf of Adam Wuest
                 Corporation in the amount of $2,284,425 (Incorporated by
                 reference to Exhibit 10.49 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.50          Mortgage and Security Agreement, dated as of May 18, 1999 by and between Palm Beach Bedding Company, as Grantor, and
                 First Union National Bank, as Agent (Incorporated by
                 reference to Exhibit 10.50 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.51          First Amendment to the Mortgage and Security Agreement,
                 dated November 5, 1999 by and between Palm Beach Bedding
                 Company, as Grantor, and First Union National Bank, as
                 Agent (Incorporated by reference to Exhibit 10.51 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.52          Mortgage and Security Agreement, dated as of May 18, 1999 by and between Herr Manufacturing Company, as Grantor, and
                 First Union National Bank, as Agent (Incorporated by
                 reference to Exhibit 10.52 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.53          First Amendment to Mortgage and Security Agreement, dated as of November 5, 1999 by and between Herr Manufacturing
                 Company, as Grantor, and First Union National Bank, as
                 Agent (Incorporated by reference to Exhibit 10.53 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.54          Mortgage and Security Agreement, dated as of November 5,
                 1999 by and between Adam Wuest Corporation, as Grantor,
                 and First Union National Bank, as Lender (Incorporated by
                 reference to Exhibit 10.54 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
12.1           Statement of Ratio of Earnings to Fixed Charges.**
21.1           Subsidiaries of the Registrant (Incorporated by reference to
                 Exhibit 21.1 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).
23.1           Consent of PricewaterhouseCoopers LLP.**
27.1           Financial Data Schedule.**

---------------
** Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sleepmaster L.L.C. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linden, State of New Jersey.

                                          SLEEPMASTER L.L.C.

                                          By: /s/ CHARLES SCHWEITZER
                                            ------------------------------------
                                            President and Chief Executive
                                          Officer

Dated: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                     SIGNATURE                                    CAPACITY                    DATE
                     ---------                                    --------                    ----

              /s/ CHARLES SCHWEITZER                 President and Chief Executive       March 30, 2000
---------------------------------------------------  Officer, Advisor
                Charles Schweitzer

               /s/ JAMES P. KOSCICA                  Executive Vice President and Chief  March 30, 2000
---------------------------------------------------  Financial Officer, Advisor
                 James P. Koscica

                 /s/ MICHAEL BUBIS                   Advisor                             March 30, 2000
---------------------------------------------------
                   Michael Bubis

                 /s/ DAVID THOMAS                    Advisor                             March 30, 2000
---------------------------------------------------
                   David Thomas

                  /s/ JOHN WEBER                     Advisor                             March 30, 2000
---------------------------------------------------
                    John Weber

                /s/ MICHAEL BRADLEY                  Advisor                             March 30, 2000
---------------------------------------------------
                  Michael Bradley

              /s/ ROBERT BARTHOLOMEW                 Advisor                             March 30, 2000
---------------------------------------------------
                Robert Bartholomew

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Changes in Members' Equity
  (Deficit) for the Years Ended December 31, 1999, 1998 and
  1997......................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Advisors and
Members of Sleepmaster L.L.C.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, members' deficit and of cash flows present fairly, in all material respects, the consolidated financial position of Sleepmaster L.L.C. (the "Company") and its subsidiaries at December 31, 1999, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
March 24, 2000

                               SLEEPMASTER L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,842    $    162
  Accounts receivable, less allowance for doubtful accounts
     of $2,360 and $1,657 in 1999 and 1998, respectively....    24,217      12,570
  Accounts receivable -- other..............................     1,691       1,199
  Inventories...............................................     7,531       4,746
  Other current assets......................................       613         347
  Deferred income taxes.....................................       720       1,606
                                                              --------    --------
     Total current assets...................................    37,614      20,630
Property, plant and equipment, net..........................    20,967      10,430
Intangible assets, net......................................   130,824      45,302
Other assets................................................     7,290       1,780
Deferred income taxes.......................................    12,292      11,398
                                                              --------    --------
     Total assets...........................................  $208,987    $ 89,540
                                                              ========    ========
LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $ 14,264    $  9,931
  Accrued advertising expenses..............................     2,559       1,517
  Accrued sales allowances..................................     3,196       3,189
  Accrued interest..........................................     2,077         201
  Other current liabilities.................................     6,472       2,881
  Current portion of long-term debt.........................     5,010       7,130
                                                              --------    --------
     Total current liabilities..............................    33,578      24,849
                                                              --------    --------
Long-term debt..............................................   161,603      63,566
Other liabilities...........................................     1,463         375
                                                              --------    --------
     Total long-term liabilities............................   163,066      63,941
                                                              --------    --------
Commitments and contingencies (Note 17)
Redeemable cumulative preferred interests...................    20,423      18,267
Members' Deficit:
  Class A common interests..................................    12,229       1,640
  Class B common interests..................................        --          --
  Accumulated deficit.......................................   (20,472)    (19,157)
  Foreign currency translation adjustment...................       163          --
                                                              --------    --------
     Total members' deficit.................................    (8,080)    (17,517)
                                                              --------    --------
     Total liabilities and members' deficit.................  $208,987    $ 89,540
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999        1998       1997
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Net sales...................................................  $171,319    $110,251    $67,472
Cost of sales...............................................   104,924      68,988     42,448
                                                              --------    --------    -------
     Gross profit...........................................    66,395      41,263     25,024
                                                              --------    --------    -------
Operating expenses
  Selling, general and administrative expenses..............    43,322      25,794     15,044
  Amortization of intangibles...............................     2,216       1,223        644
                                                              --------    --------    -------
     Total operating expenses...............................    45,538      27,017     15,688
                                                              --------    --------    -------
Operating income............................................    20,857      14,246      9,336
Interest expense, net.......................................    12,536       7,096      4,663
Other expense (income)......................................        83         (18)       (97)
                                                              --------    --------    -------
     Income before income taxes and extraordinary items.....     8,238       7,168      4,770
Provision for income taxes..................................     3,248       3,020      2,013
                                                              --------    --------    -------
     Income before extraordinary items......................     4,990       4,148      2,757
Extraordinary items, net of income taxes....................     3,167          --         --
                                                              --------    --------    -------
     Net income.............................................  $  1,823    $  4,148    $ 2,757
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

        CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

                                     COMMON INTERESTS
                            -----------------------------------
                                CLASS A             CLASS B                            RETAINED
                            ----------------    ---------------    FOREIGN CURRENCY    EARNINGS
                            UNITS    AMOUNT     UNITS    AMOUNT      TRANSLATION       (DEFICIT)     TOTAL
                            -----    -------    -----    ------    ----------------    ---------    --------
                                                    (IN THOUSANDS, EXCEPT UNIT DATA)
DECEMBER 31, 1996.........  8,000    $ 1,000     --       $ --           $ --          $(22,116)    $(21,116)
Net income................                                                                2,757        2,757
Distributions.............                                                                  (26)         (26)
Accretion of redeemable
  cumulative preferred
  interests...............                                                               (1,707)      (1,707)
                            -----    -------      --      ----           ----          --------     --------
DECEMBER 31, 1997.........  8,000      1,000     --         --             --           (21,092)     (20,092)
Capital contributions.....               640                                                             640
Net income................                                                                4,148        4,148
Distributions.............                                                                 (234)        (234)
Accretion of redeemable
  cumulative preferred
  interests...............                                                               (1,979)      (1,979)
                            -----    -------      --      ----           ----          --------     --------
DECEMBER 31, 1998.........  8,000      1,640     --         --             --           (19,157)     (17,517)
Capital contributions.....            10,589                                                          10,589
Net income................                                                                1,823        1,823
Distributions.............                                                                 (982)        (982)
Accretion of redeemable
  cumulative preferred
  interests...............                                                               (2,156)      (2,156)
Foreign currency
  translation
  adjustments.............                                                163                            163
                            -----    -------      --      ----           ----          --------     --------
DECEMBER 31, 1999.........  8,000    $12,229     --       $ --           $163          $(20,472)    $ (8,080)
                            =====    =======      ==      ====           ====          ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999         1998        1997
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $   1,823    $  4,148    $  2,757
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................      3,755       2,089       1,093
     Loss (gain) on sale of asset.........................          5           9         (64)
     Allowance for doubtful accounts......................        440         287         249
     Extraordinary items..................................      3,167          --          --
     Deferred income taxes................................      2,085       1,776       1,752
     Other non-cash charges...............................        652         320         202
     Changes in operating assets and liabilities, net of
       acquisitions:
       (Increase) decrease in accounts receivable.........     (4,795)     (2,411)        209
       Increase in accounts receivable -- other...........       (492)       (208)       (543)
       (Decrease)(Increase) in inventories................         71         113        (564)
       Decrease (increase) in other current assets........         28        (196)         41
       Decrease (increase) in other assets................         32         (41)         --
       Increase (decrease) in accounts payable............      2,354       2,834        (104)
       Increase in accrued liabilities....................      4,340          14         948
       Increase in other liabilities......................        392         140          60
                                                            ---------    --------    --------
     Net cash provided by operating activities............     13,857       8,874       6,036
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................     (4,165)     (1,095)       (572)
  Proceeds from sale of assets............................         --          --          67
  Acquisitions, net of cash acquired......................    (99,128)    (32,756)         --
                                                            ---------    --------    --------
     Net cash used in investing activities................   (103,293)    (33,851)       (505)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior subordinated notes.....    115,000          --          --
  Proceeds from long term debt............................     46,830      48,308       1,025
  Payments on long term debt..............................    (73,858)    (23,699)     (1,232)
  Borrowings under revolving line of credit...............     11,300       7,396      18,100
  Payments on revolving line of credit....................     (5,380)     (7,397)    (22,821)
  Loan origination fees/bond issuance costs...............     (7,739)       (827)         --
  Penalties on early extinguishment of debt...............     (3,644)         --          --
  Distributions...........................................       (982)       (234)        (26)
  Capital contributions...................................     10,589       1,000          --
                                                            ---------    --------    --------
     Net cash provided by (used in) financing
       activities.........................................     92,116      24,547      (4,954)
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......      2,680        (430)        577
Cash and cash equivalents at beginning of year............        162         592          15
                                                            ---------    --------    --------
Cash and cash equivalents at end of year..................  $   2,842    $    162    $    592
                                                            =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Sleepmaster L.L.C. ("Sleepmaster" or the "Company"), is a leading manufacturer and distributor of Serta brand mattresses and box springs and owns the exclusive Serta manufacturing rights in all or a portion of ten states (New York, Connecticut, Pennsylvania, New Jersey, Delaware, Maryland, Florida, Ohio, Indiana, West Virginia), the Commonwealth of Kentucky and Ontario, Canada. The Company was formed on January 2, 1995 by acquiring substantially all of the assets and liabilities of Sleepmaster Products Company, L.P., a Delaware limited partnership. The business and affairs of the Company are governed by the Limited Liability Company Operating Agreement of Sleepmaster L.L.C. (the "Sleepmaster L.L.C. Agreement"), which established a board of advisors having duties comparable to a corporate board of directors.

     Prior to November 1996, 98% of the Company was owned by Sleepmaster Holdings L.L.C. ("Holdings") and 2% was owned by Brown/Schweitzer Holdings Inc. ("B/S Holdings"). Holdings was owned by management of Sleepmaster and outside investors. On November 14, 1996, the Company entered into a recapitalization agreement (the "Recapitalization"). Under the Recapitalization, the members of Holdings sold their respective interests in part to Holdings, followed by the sale of a portion of the membership interest to new investors. As a result of the Recapitalization, Holdings' ownership of Sleepmaster was increased to almost 100% and B/S Holdings was replaced by Sleep Investor L.L.C. ("Sleep Investor"), a group of investors led by Citicorp Venture Capital and PMI Mezzanine Fund L.L.P. Because of the ownership change of Holdings as a result of the Recapitalization, management of Sleepmaster owns 28% of Holdings. The Sleepmaster L.L.C. Agreement was amended following the completion of this transaction (the "Amended Sleepmaster L.L.C. Agreement"). See Note 4 for further details of the transaction and impact on members of the Company.

     On March 3, 1998, the Company acquired the capital stock of Palm Beach Bedding Company ("Palm Beach") for cash and the assumption of Palm Beach County, Florida, variable rate industrial development revenue bonds.

     On February 26, 1999, the Company acquired substantially all of the capital stock of Herr Manufacturing Company ("Herr") for cash.

     On May 18, 1999, the Company acquired substantially all of the assets of Star Bedding Products (1986) Limited, including its subsidiary, Burrell Bedding Limited (collectively, "Star") for cash and a promissory note issued by Holdings.

     On November 5, 1999, the Company acquired substantially all of the assets of Adam Wuest Inc. and Adam Wuest Realty (collectively "Adam Wuest") for cash and the assumption of Hamilton County, Ohio, fixed rate economic development revenue funding bonds.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palm Beach, Herr, Star and Adam Wuest for the year ended December 31, 1999. All significant intercompany balances and transactions have been eliminated. Sleepmaster Finance Corporation is a wholly-owned subsidiary of the Company, formed solely for the purpose of acting as co-issuer of the 11% senior subordinated notes, issued on May 18, 1999, and has no assets or operations. See Note 11 for further discussion regarding the issuance of these senior subordinated notes.

     For the year ended December 31, 1998, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Palm Beach. For the year ended December 31, 1997, the consolidated financial statements include the accounts of the Company only.

                               SLEEPMASTER L.L.C.

  Use of Estimates in Preparation of the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to the determination of the allowance for doubtful accounts, accruals for sales allowances and advertising expenses and the recoverability of long-lived assets. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes revenue at the time of shipment. Appropriate accruals for returns, discounts, rebates and other allowances are recorded as reductions in sales. The Company's bedding products offer limited warranties of up to 10 years against manufacturing defects. The Company's cost of honoring warranty claims is immaterial.

  Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, plus accrued interest, which approximates fair value.

  Inventories

     Inventories are stated at the lower of cost or market and include the cost of materials, labor and manufacturing overhead. Cost is determined using the first-in, first-out (FIFO) method. Inventories are primarily produced on a made-to-order basis.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Land improvements...........................................    40 years
Building and improvements...................................    40 years
Machinery and equipment.....................................  5-10 years
Office furniture and equipment..............................   3-5 years
Vehicles....................................................     7 years

     Leasehold improvements are amortized over the shorter of the terms of the leases or lives of the assets. Expenditures for maintenance and routine repairs are expensed as incurred. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current income.

  Intangible Assets

     Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and licenses, which are amortized using the straight-line basis over forty years. In 1998, intangible assets also included a non-compete agreement, which was fully amortized by December 31, 1999.

                               SLEEPMASTER L.L.C.

  Long-Lived Assets

     The Company reviews its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The measurement of impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. Impairment would be recognized in operating results if a diminution in value occurred. At December 31, 1999, the Company does not believe that any such changes have occurred.

  Deferred Financing Costs

     The costs incurred for obtaining financing, including all related legal fees, which were approximately $6,873,000 at December 31, 1999, net of accumulated amortization of $454,000, are included in other assets in the accompanying consolidated balance sheets and are amortized to interest expense over the lives of the related financing.

  Advertising Costs

     The Company expenses advertising costs, consisting primarily of cooperative advertising with dealers and retailers, when the revenue from sales to customers is recorded. Advertising costs for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $13,638,000, $8,154,000 and $5,779,000 respectively.

  Recent Accounting Pronouncements

     In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use", which requires certain costs incurred in connection with developing or obtaining internal use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 effective January 1, 1999. The impact of adopting this standard was to increase pre-tax income for 1999 by $1.9 million.

  Income Taxes

     Income taxes are accounted for by the asset and liability method, which recognizes deferred tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book and tax basis of existing assets and liabilities. The Company files various state income tax returns and a consolidated Federal income tax return with its Parent, Holdings. The current and deferred income tax provisions and related current and deferred income tax assets and liabilities for the Company were determined on a separate company basis. Currently, the Company does not maintain a tax sharing agreement with its Parent.

  Reclassifications

     Certain reclassifications were made to prior years' consolidated financial statements to conform with the current year's presentation.

3. ACQUISITIONS

     On February 26, 1999, the Company acquired all the capital stock of Herr Manufacturing Company ("Herr") for approximately $25,600,000 in cash. In order to finance the acquisition of Herr, the Company increased its existing Senior Credit Facility by $25,300,000.

                               SLEEPMASTER L.L.C.

     On May 18, 1999, the Company acquired substantially all the assets of Star Bedding Products (1986) Limited, including its subsidiary, Burrell Bedding Limited (collectively, "Star"), for approximately $16,700,000 in cash and a promissory note issued by Holdings (the Company's Parent) in the amount of approximately $680,000. The acquisition was primarily funded with the net proceeds of the note offering as discussed in Note 11.

     On November 5, 1999, the Company acquired substantially all the assets of Adam Wuest for approximately $57,038,000 in cash. This acquisition was funded primarily through the expansion of its existing credit facility and additional equity provided by Holdings which, in turn, was raised by a subordinated credit facility.

     These acquisitions were accounted for under the purchase method and, accordingly, their results are included in the consolidated financial statements since their respective dates of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and is being amortized over 40 years.

     A summary of the purchase price allocations (in thousands) is as follows:

                                                       HERR       STAR      ADAM WUEST
                                                      -------    -------    ----------
Current assets......................................  $ 3,066    $ 2,474     $ 5,782
Property, plant and equipment.......................    3,225        823       3,886
Other assets........................................        2          3         262
Goodwill............................................    4,218        502       6,443
Licenses............................................   15,235     15,764      45,603
Current liabilities.................................     (847)    (1,456)     (2,465)
Long-term debt......................................       --         --      (2,017)
                                                      -------    -------     -------
Total...............................................  $24,899    $18,110     $57,494
                                                      =======    =======     =======

     The following summarized unaudited pro forma financial information (in thousands) assumes that the acquisitions of Palm Beach, Herr, Star, and Adam Wuest were consummated on January 1, 1999 and 1998. The following also gives effect to the issuance of the senior subordinated notes and the application of the proceeds therefrom as of such dates. This information is not necessarily indicative of the results that the Company would have achieved had these events actually occurred on such dates or of the Company's actual or future results.

                                                           1999        1998
                                                         --------    --------
Net sales..............................................  $222,362    $195,047
Income before extraordinary items......................  $  6,786    $  4,351
Net income.............................................  $  3,619    $  4,351

4. RECAPITALIZATION

     On November 16, 1996, the Company's Parent, Holdings, entered into a recapitalization agreement (the "Recapitalization Agreement") with the Company, B/S Holdings and Sleep Investor. As part of the Recapitalization, all outstanding membership interests were converted to redeemable cumulative preferred interests and common interests pursuant to the terms of the Amended Sleepmaster L.L.C. Agreement (See Note 1).

     Pursuant to the Recapitalization Agreement, Holdings redeemed all of the membership interests of its members, except for four members who are members of management of the Company ("Retained

                               SLEEPMASTER L.L.C.

Members"), for an aggregate amount of cash equal to approximately $34,700,000 and then sold such membership interests to Sleep Investor. In addition, Sleep Investor purchased 8,714 units of redeemable cumulative preferred interests and 6,099 units of common interests of Holdings for approximately $12,900,000 plus issuance of a $7,000,000 pay-in-kind note payable to all former members of Holdings, including the Retained Members. The remaining redeemable cumulative preferred and common interests of Holdings were allocated to the Retained Members. As a result of the Recapitalization, Sleep Investor owns 72% of the outstanding units of Holdings and the Retained Members own the remaining 28%.

     Financing for the Recapitalization, including the refinancing of existing indebtedness and fees and expenses incurred, was provided by (1) the Company's borrowings under a new $29,700,000 Senior Secured Credit Facility, (2) the Company's borrowing under $15,000,000 Senior Subordinated Notes and (3) the $12,900,000 of capital provided by Sleep Investor.

     The Company has accounted for the Recapitalization as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company have been maintained for financial reporting purposes.

5. INVENTORIES

     Inventories consist of the following (in thousands):

                                                              1999      1998
                                                             ------    ------
Raw materials..............................................  $5,402    $3,540
Work-in-process............................................     476       287
Finished goods.............................................   1,653       919
                                                             ------    ------
     Total inventories.....................................  $7,531    $4,746
                                                             ======    ======

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                            1999       1998
                                                           -------    -------
Land and improvements....................................  $ 2,775    $ 1,706
Building and improvements................................    9,247      5,046
Machinery and equipment..................................    8,877      3,727
Office furniture and fixtures............................    1,624        867
Vehicles.................................................      688        208
Leasehold improvements...................................      785        681
Construction-in-progress.................................    1,472        184
                                                           -------    -------
                                                            25,468     12,419
Less: accumulated depreciation and amortization..........    4,501      1,989
                                                           -------    -------
                                                           $20,967    $10,430
                                                           =======    =======

     Depreciation and amortization expense was approximately $1,539,000, $866,000 and $449,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                               SLEEPMASTER L.L.C.

7. INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                            1999       1998
                                                          --------    -------
Goodwill................................................  $ 35,176    $24,020
Licenses................................................   100,249     23,647
Non-compete agreement...................................        --        930
                                                          --------    -------
                                                           135,425     48,597
Less: accumulated amortization..........................     4,601      3,295
                                                          --------    -------
                                                          $130,824    $45,302
                                                          ========    =======

8. CONCENTRATION OF CREDIT RISK

     A substantial portion of the consolidated net sales of the Company is made to a limited number of customers. In 1999, one customer accounted for approximately 11% of consolidated net sales. In 1998, two customers accounted for approximately 13% and 11%, respectively, of consolidated net sales. In 1997, three customers accounted for approximately 17%, 14% and 12%, respectively, of net sales.

     Amounts receivable from these customers represented approximately 14% and 30% of the trade accounts receivable balance at December 31, 1999 and 1998, respectively.

     Purchases of raw materials from one vendor represented approximately 37%, 43% and 34% of total raw material purchases for 1999, 1998 and 1997, respectively.

9. LICENSE AGREEMENT

     Serta, Inc. ("Serta") is a national non-profit organization consisting of 10 domestic licensed operating mattress manufacturing companies. The organization aids the manufacturers in marketing, merchandising, manufacturing specifications, trademarks and related activities through license fees paid by the licensees. Serta owns the rights to the Serta trademark and licenses companies to manufacture and sell mattresses under the Serta brand name. The Company's license with Serta is effective until terminated by mutual written agreement by both parties or if the Company does not comply with the provisions of the license agreement. In 1999, 1998 and 1997, the Company paid approximately $5,590,000, $3,400,000 and $2,400,000, respectively, in license fees to Serta.

     The Company is obligated to contribute to a Serta deferred compensation arrangement based upon the achievement of certain earnings targets by the Serta licensee group. The Company recorded an expense of approximately $320,000 for 1999 and $75,000 for 1998 under this arrangement. No expense was recorded in 1997 since the earnings targets were not achieved.

10. EMPLOYEE BENEFIT PLANS

     In 1999, the Company maintained a contributory profit sharing plan ("401(k)/Profit Sharing Plan") covering substantially all non-union employees of the Company and of Herr, one of its wholly owned subsidiaries, who met certain eligibility requirements. Prior to the acquisition of Herr, this plan covered substantially all of the non-union employees of the Company only. Employees may elect to make contributions of up to 15% of their salary. The plan also provides for an employer match contribution. The Company currently contributes an amount equal to 100% of the first 3% of salary contributed plus 50% of the next 2% of salary contributed. Prior to 1999, the Company contributed an amount equal to 50% up to the first 4% of employee contributions. In addition, the Company may elect to contribute a discretionary amount, which is

                               SLEEPMASTER L.L.C.

determined annually by management, to all eligible employees. The Company reserves the right to terminate or amend the 401(k)/Profit Sharing Plan at any time. The Company contributed approximately $553,000 for 1999, $286,000 for 1998 and $259,000 for 1997.

     Union employees, pursuant to a collective bargaining agreement, are covered under a salary reduction plan ("Retirement 401(k) Plan") established by the Company. Employees, who have met certain eligibility requirements, may elect to make contributions of up to 15% of their salary. In addition, the Company may elect to contribute a discretionary amount to all eligible employees. All eligible employees receive an equal contribution amount per year. Contribution expense for this plan was approximately $59,000 for 1999, $35,000 for 1998 and $24,000 for 1997.

     In 1999 and 1998, Palm Beach maintained its own contributory profit sharing plan ("401(k)/Profit Sharing Plan and Trust"), covering substantially all employees. Palm Beach contributed an amount equal to 50% of the first 6% of salary contributed. An additional discretionary amount was determined by management and contributed to each eligible employee. Palm Beach elected to contribute approximately $200,000 for each of the fiscal years ended 1999 and 1998. Effective January 1, 2000, substantially all of the employees of Palm Beach will be covered under the Company's 401(k)/Profit Sharing Plan.

     In 1999, Adam Wuest maintained its own contributory profit sharing plan, covering salaried employees who met certain eligibility requirements. In addition, union employees of Adam Wuest were covered by a union sponsored multi-employer pension plan. The contribution expense for these plans for the period since acquisition is immaterial to the consolidated financial statements.

11. DEBT

     The following is a summary of the Company's long-term debt (in thousands):

                                                                1999       1998
                                                              --------    -------
11% Senior Subordinated Notes due 2009......................  $115,000    $    --
Term Loan due in variable quarterly installments through
  September 2005, interest at one-month LIBOR plus 3.25%
  (9.72% at December 31, 1999)..............................    37,000         --
Borrowings under Revolving Credit Facility at variable
  interest rates (from 9.72% to 10.50% at December 31,
  1999).....................................................     6,300         --
Industrial Development Revenue Bonds due through 2016 at
  variable interest rates (5.15% and 3.70% at December 31,
  1999 and 1998, respectively) collateralized by an
  irrevocable letter of credit issued to the Bond agent in
  the amount of $6,968......................................     6,320      6,700
Economic Development Revenue Funding Bonds due through
  September 2010 at fixed rates between 4.50% and 5.60%
  collateralized by an irrevocable letter of credit issued
  to the Bond agent in the amount of $2,284.................     1,993         --
Term Loan A due in variable quarterly installments through
  March 2003 at variable interest rates (8.63% at December
  31, 1998).................................................        --     22,746
Term Loan B due in variable quarterly installments through
  February 2004 at variable interest rates (9.06% at
  December 31, 1998)........................................        --     21,250

                               SLEEPMASTER L.L.C.

                                                                1999       1998
                                                              --------    -------
Series A Senior Subordinated Notes, 12.00%, due in quarterly
  installments from March 2005 through December 2007........        --     15,000
Series B Senior Subordinated Notes, 12.00%, due in quarterly
  installments from March 2005 through December 2007........        --      5,000
                                                              --------    -------
                                                               166,613     70,696
Less, current portion.......................................     5,010      7,130
                                                              --------    -------
                                                              $161,603    $63,566
                                                              ========    =======

     During the first quarter of 1999, the Company amended and restated its credit facility to provide for an aggregate amount of borrowings of up to $86,000,000 and used a portion of this increased facility to finance its acquisition of Herr on February 26, 1999. The terms of the amended facility were substantially equivalent to those of the prior credit facility.

     On May 18, 1999, the Company issued $115,000,000 of 11% senior subordinated notes due 2009 (the "Notes"). A portion of the proceeds of the note offering was used to prepay the existing credit facility, redeem the Company's Series A and Series B Senior Subordinated Notes due 2007 and complete the acquisition of Star. In connection with the repayment of the existing credit facility and Series A and Series B Senior Subordinated Notes, the Company wrote-off unamortized debt issuance costs and incurred prepayment penalties. These transactions resulted in an extraordinary loss of $3,167,000 net of the associated income tax benefit of $2,293,000. Also on May 18, 1999, the Company entered into a six-year $25,000,000 revolving credit facility which replaced the prior credit facility. The new credit facility included a letter of credit sublimit of $8,000,000. Borrowings under this credit facility bore interest at floating rates based on LIBOR or applicable alternative base rates. The credit facility imposed certain restrictions on the Company and required compliance with certain financial ratios and other requirements customary to credit facilities of this nature.

     On November 5, 1999, the Company expanded and restated the credit facility entered into on May 18, 1999 to $70,000,000, comprising a $33,000,000 six-year revolving credit facility ("Revolving Credit Facility") and a $37,000,000 amortizing term loan facility ("Term Loan Facility" and, together with the Revolving Credit Facility, the "Credit Facility"), under substantially the same terms as the prior credit facility except that the letter of credit sublimit was increased to $15,000,000. At December 31, 1999, the Company had approximately $17,100,000 available under its Revolving Credit Facility with letters of credit issued totaling approximately $9,600,000. Borrowings under the Term Loan Facility were used to finance the acquisition of Adam Wuest. Indebtedness under the Credit Facility is guaranteed jointly and severally by the Company, its Parent and each of its domestic subsidiaries.

     The Company, through its subsidiary Palm Beach, is obligated to the County of Palm Beach, Florida, pursuant to revenue bonds issued on behalf of Palm Beach. On April 1, 1996, the County of Palm Beach issued Variable Rate Demand Industrial Development Revenue Bonds, Palm Beach Bedding Company Project, Series 1996 in the aggregate principal amount of $7,700,000 to finance the construction of a 235,000 square foot manufacturing facility for Palm Beach. The bonds are collateralized by a letter of credit issued by Fifth Third Bank and further collateralized by First Union National Bank for the benefit of the trustee under the indenture relating to the bonds on the Palm Beach manufacturing facilities and a pledge of Palm Beach's interest in the bonds.

     The Company, through its subsidiary Adam Wuest, is obligated to the County of Hamilton, Ohio, pursuant to economic revenue bonds issued on behalf of Adam Wuest. On February 1, 1994, the County of Hamilton, Ohio issued Fixed Rate Economic Development Revenue Funding Bonds, Series 1994 in the aggregate principal amount of $3,000,000 to finance the Adam Wuest, Inc. Project. The bonds are

                               SLEEPMASTER L.L.C.

collateralized by a letter of credit issued by Fifth Third Bank and further collateralized by First Union National Bank for the benefit of the trustee under the indenture relating to the bonds on the Adam Wuest manufacturing faculties and a pledge of Adam Wuest's interest in the bonds.

     Additionally, the Company has a letter of credit with a bank in the amount of $720,462 as a rental security deposit on its Linden, New Jersey, facility. The Company pays a commitment fee of 3% per year of the face amount.

     The Company pays commitment fees of 1/2% per annum on the unused amount of the credit facilities.

     Under the terms of the agreements of the Credit Facility and Senior Subordinated Notes, the Company is required to maintain certain financial ratios and other financial conditions. The agreements of the Credit Facility and Senior Subordinated Notes also prohibit the Company from incurring certain additional indebtedness and limit certain investments, capital expenditures and cash dividends. At December 31, 1999, the Company was in compliance with these financial ratios and conditions.

     Long term debt at December 31, 1999 is scheduled to mature as follows (in thousands):

2000..............................................  $  5,010
2001..............................................     5,015
2002..............................................     7,992
2003..............................................     8,002
2004..............................................     8,011
Thereafter........................................   132,583
                                                    --------
                                                    $166,613
                                                    ========

     In conjunction with the purchase, by Sleepmaster, of substantially all the assets of Star on May 18, 1999, Holdings issued a junior subordinated note to the seller in the initial aggregate principal amount of approximately $685,000, included in other liabilities at December 31, 1999. The junior subordinated note bears interest at a fixed rate of 6.0% per annum, which interest shall be paid in kind, and will mature on the third anniversary of the closing of the purchase of Star. Sleepmaster has no obligations or commitments to Holdings for the junior subordinated note; however, the Credit Facility will allow Sleepmaster to fund interest payments on the junior subordinated note. Distributions, dividends and loans from Sleepmaster to Holdings are restricted by the terms of the indenture governing the notes.

12. MEMBERS' EQUITY

     In accordance with the Amended Sleepmaster L.L.C. Agreement, the Company's board of advisors may issue three classes of membership interests: Class A common interests, Class B common interests and preferred interests. Class A common interests entitle the holder to one vote per Class A common unit. The holders of Class B common interests and preferred interests have no voting or participating rights except in the case of mergers, consolidations, recapitalizations or reorganizations. The Company had outstanding Class A common units of 8,000 as of December 31, 1999 and 1998. No Class B common units have been issued by the Company as of December 31, 1999. See Note 13 for further details of the preferred interests issued as of December 31, 1999.

     In connection with the purchase of Adam Wuest on November 5, 1999 as discussed in Note 3, the Company received $9,800,000 in common interest contributions, net of issuance costs of $200,000, from Holdings and approximately $800,000 in common interest contributions from certain owners of Adam Wuest. Holdings financed its contribution by issuing a 14% subordinated note in an aggregate principal amount of $10,000,000, due June 30, 2007, ("Subordinated Note") to Citicorp Mezzanine Partners, L.P. Since the Subordinated Note will not be assumed by the Company, none of the Company's assets or membership

                               SLEEPMASTER L.L.C.

interests are pledged as collateral for the Subordinated Note and the Company is not required to but may utilize its cash flows to assist Holdings in meeting its debt service obligations under the Subordinated Note, management does not believe there is or will be any impact on the Company's results of operations, financial position or cash flows as a result of Holdings issuing the Subordinated Note.

13. REDEEMABLE CUMULATIVE PREFERRED INTERESTS

     The Company had outstanding 9,999.96 units of cumulative redeemable preferred units as of December 31, 1999 and 1998. The preferred units are not convertible into any other security of the Company and the holders have no voting rights except in the case of mergers, consolidations, recapitalizations or reorganizations. The preferred units accrue dividends at a compounded rate of 12% per annum. The preferred units are redeemable on November 14, 2009, together with the accrued and unpaid dividends unless the maturity date of the Senior Subordinated Notes is extended, at which point the redemption date will be the earlier of (i) the twelve month anniversary of the extended maturity date of the Senior Subordinated Notes and (ii) November 14, 2011; provided further that the redemption date shall only be extended one time.

14. WARRANTS

     In connection with the sale of senior subordinated notes by Sleepmaster to PMI in 1996 and 1998, Holdings issued to PMI 2,000 warrants and 403 warrants, respectively, to purchase class A common interests of Holdings (the "Class A Warrants"). The Class A Warrants are exercisable at any time until March 3, 2010 at an exercise price of $0.01 per unit, subject to adjustment, and represent 2,403 Class A common units of Holdings (approximately 22% of the total common interests).

     In connection with the issuance of the Subordinated Note by Holdings, as discussed in Note 12, Holdings issued to Citicorp Mezzanine Partners, L.P. ("CMP") warrants to purchase Class B common interests of Holdings (the "Class B Warrants") at an exercise price of $0.01 per unit, subject to certain conditions. The Class B Warrants are exercisable at any time after June 30, 2007 and before June 30, 2009 and represent 1,298.14 Class B common units of Holdings (approximately 12% of the total common interests).

     Since both the Class A Warrants and Class B Warrants were issued by Holdings and the only operation of Holdings is its investment in Sleepmaster, the Company would record an adjustment to reduce the carrying amount of debt issued, with an offsetting charge to accumulated deficit to the extent of the fair value of the warrants issued, if material. No adjustments were recorded when the warrants were issued, since management considered the fair value of the warrants to be immaterial.

15. STOCK OPTIONS

     In 1998 and 1996, pursuant to the employment agreements of certain employees, Holdings issued options to purchase 100 shares and 530 shares, respectively, of Class A common units of Holdings at an exercise price of $100 (the "Options"). The Options vest 50% on December 31, 1999 and 50% on December 31, 2001 subject to the achievement of certain earnings targets by Sleepmaster. Any unexercised options terminate on the tenth anniversary of the date of grant or earlier, in connection with the termination of employment.

     Since this is a variable stock compensation plan of Holdings and the only operation of Holdings is its investment in Sleepmaster, the Company will record compensation expense based on the difference between the exercise price and the fair value of the Options at the balance sheet date, when it believes it probable that the Company will meet the earning targets. No compensation cost related to the Options has been recorded in 1999, 1998 or 1997 since, based on the Company's current trend of earnings, management considers it unlikely that they will achieve the earnings targets set forth in the option agreements.

                               SLEEPMASTER L.L.C.

16. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                            1999      1998      1997
                                                           ------    ------    ------
CURRENT
  Federal................................................  $1,750    $  968    $  209
  State..................................................     886       276        53
  Foreign................................................     406        --        --
                                                           ------    ------    ------
     Total current.......................................   3,042     1,244       262
                                                           ------    ------    ------
  DEFERRED
  Federal................................................     616     1,401     1,438
  State..................................................    (610)      375       313
  Foreign................................................     200        --        --
                                                           ------    ------    ------
     Total deferred......................................     206     1,776     1,751
                                                           ------    ------    ------
       Provision for income taxes........................  $3,248    $3,020    $2,013
                                                           ======    ======    ======

     The Company's effective tax rate differs from the Federal statutory rate as indicated in the following reconciliation for the years ended December 31:

                                                              1999    1998    1997
                                                              ----    ----    ----
Income tax expense at Federal statutory rate................  34.0%   34.0%   34.0%
State income tax expense, net of Federal benefit............   2.2%    6.9%    6.0%
Non-deductible goodwill.....................................   1.9%     --      --
Other, net..................................................   1.3%    1.2%    2.2%
                                                              ----    ----    ----
                                                              39.4%   42.1%   42.2%
                                                              ====    ====    ====

     Deferred income taxes reflect the net tax differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant component of the Company's net deferred tax assets represents the tax effect of goodwill attributable to the step-up in the tax bases of the Company's assets and liabilities as a result of the leveraged recapitalization on November 14, 1996 (see Note 4). The Company recognized a net deferred tax asset of approximately $16,500,000 in connection with this recapitalization. At December 31, 1999 and 1998, no valuation allowance has been recorded against this deferred tax asset since management considers it more likely than not that such deferred tax asset will be realized. At December 31, 1999, the Company had a Federal net operating loss carryforward of approximately $3,407,000, which expires in 2019, and a state net operating loss carryforward of approximately $12,508,000, which expires between 2007 and 2015. These net operating loss carryforwards represent a deferred tax benefit of approximately $1,305,000.

                               SLEEPMASTER L.L.C.

     The components of net deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Goodwill.................................................  $10,957    $12,225
Net operating loss carryforward..........................    1,305         --
Sales allowance reserves.................................      467        307
Bad debt reserves........................................      138        175
Other....................................................      145        297
                                                           -------    -------
  Net deferred tax assets................................  $13,012    $13,004
                                                           =======    =======

17. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     On January 12, 1995, the Company assumed the balance of a 10-year, noncancelable operating lease agreement entered into by the former owner of the Company for facilities in Linden, New Jersey. The lease expires on January 31, 2004, with renewal options. The Company also leases its facilities in Canada. Additionally, the Company leases office furniture and equipment, manufacturing equipment and distribution trucks under noncancelable operating leases with various expiration dates through August 31, 2004. Rent expense under operating leases was approximately $1,658,000, $1,221,000 and $780,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

2000.............................................  $1,326,000
2001.............................................   1,151,000
2002.............................................   1,036,000
2003.............................................     967,000
2004.............................................     103,000
                                                   ----------
                                                   $4,583,000
                                                   ==========

  Litigation

     The Company and its subsidiaries are, from time to time, parties to litigation arising in the normal course of business, most of which involves claims for personal injury and property damage incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial position, results of operations or cash flows of the Company and its subsidiaries.

  Employment Contracts

     The Company has employment agreements with its executive officers, the terms of which expire at various dates through November 1, 2001. Such agreements provide for minimum salaries as well as incentive bonuses that are payable if specified management goals are attained. The employment agreements also provide for benefits, including medical, life insurance and disability benefits. In addition, executive securities will automatically vest in connection with a sale of the Company. The Company's potential minimum obligation to its executive officers, excluding bonuses, was approximately $2,400,000 million at December 31, 1999.

                               SLEEPMASTER L.L.C.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying value of these financial instruments approximates fair value. The carrying amount of borrowings under the Revolving Credit Facility and Term Loan Facility approximates fair value because the interest rates adjust to market interest rates. At December 31, 1999, the carrying value of the 11.0% Senior Subordinated Notes approximated fair value, based on their quoted market prices.

19. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):

                                                   1999       1998      1997
                                                  -------    ------    ------
Interest........................................  $10,660    $7,125    $4,302
Income taxes....................................      578       562        --

     In connection with the issuance of redeemable cumulative preferred interests upon the leveraged recapitalization of the Company in 1996 (see Note
4), the Company recorded a charge to retained earnings (deficit) of $2,156,000, $1,979,000 and $1,707,000 for the years ended December 31, 1999, 1998 and 1997, respectively, representing the accretion of redeemable cumulative preferred interests at a compounded annual rate of 12.0%.

Details of the acquisition of Palm Beach in 1998:
Fair value of assets acquired
  Current assets............................................  $ 5,563,000
  Property, plant and equipment.............................    8,612,000
  Other assets..............................................      201,000
  Goodwill..................................................    4,472,000
  Serta license agreement...................................   23,647,000
                                                              -----------
          Total assets acquired.............................   42,495,000
                                                              ===========
Less: liabilities assumed
  Current liabilities.......................................    2,704,000
  Debt......................................................    6,985,000
                                                              -----------
          Total liabilities assumed.........................    9,689,000
                                                              ===========
Net cash paid for acquisition...............................   32,806,000
                                                              ===========

20. SUBSEQUENT EVENTS

     On January 25, 2000, the Company signed a letter of intent to acquire all the capital stock of a Serta licensee for approximately $40,000,000 in cash. The Company anticipates financing the acquisition through an expansion of its existing credit facility.

21. GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

     As of May 18, 1999, Sleepmaster and each of the domestic wholly owned subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes. The Company generates funds necessary to satisfy its debt service obligations from either its own operations or by distributions or advances from its subsidiaries. There are no contractual or legal restrictions that could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and

                               SLEEPMASTER L.L.C.

interest on the Notes. Although holders of the Notes will be direct creditors of Sleepmaster's principal direct subsidiaries by virtue of the guarantees, Sleepmaster has a foreign subsidiary ("Non-Guarantor Subsidiary") that is not included among the Guarantor Subsidiaries and such subsidiary will not be obligated with respect to the Notes. As a consequence, the claims of creditors of the Non-Guarantor Subsidiary will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of Sleepmaster, including the holders of the Notes. No supplemental consolidating condensed financial statements have been presented for the year ended December 31, 1997, since the financial statements included the accounts of Sleepmaster only.

     The following supplemental consolidating condensed financial statements present:

          1. Consolidating condensed balance sheets as of December 31, 1999 and 1998; consolidating condensed statements of operations and cash flows for the years ended December 31, 1999 and 1998.

          2. Sleepmaster, combined Guarantor Subsidiaries and Non-Guarantor Subsidiary with their investments in subsidiaries accounted for using the equity method.

          3. Elimination entries necessary to consolidate Sleepmaster and all of its subsidiaries.

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1999

                                                             COMBINED        NON-
                                                            GUARANTOR     GUARANTOR
                                             SLEEPMASTER   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS    TOTAL
                                             -----------   ------------   ----------   ------------   --------
                                                                      (IN THOUSANDS)
ASSETS
  Current assets:
  Cash and cash equivalents................   $  1,294       $    934      $   612      $       2     $  2,842
  Accounts receivable......................     10,282         11,800        2,310           (175)      24,217
  Accounts receivable -- other.............      1,061            630           --             --        1,691
  Intercompany receivable (payable)........        (17)        18,144        1,503        (19,630)          --
  Inventories..............................      2,378          4,637          516             --        7,531
  Other current assets.....................        341            248           24             --          613
  Deferred income taxes....................        735            378           --           (393)         720
                                              --------       --------      -------      ---------     --------
     Total current assets..................     16,074         36,771        4,965        (20,196)      37,614
Property, plant and equipment, net.........      4,477         15,773          717             --       20,967
Intangible assets, net.....................     17,119         97,707       15,998             --      130,824
Intercompany receivable (payable)..........     67,378                          --        (67,378)          --
Investment in subsidiaries.................     67,628             --           --        (67,628)          --
Other assets...............................      6,878            409            3             --        7,290
Deferred income taxes......................     12,254            160           --           (122)      12,292
                                              --------       --------      -------      ---------     --------
     Total assets..........................   $191,808       $150,820      $21,683      $(155,324)    $208,987
                                              ========       ========      =======      =========     ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................   $  4,984       $  8,808      $   645      $    (173)    $ 14,264
  Accrued sales allowances and advertising
     expenses..............................      3,541          1,758          456             --        5,755
  Other current liabilities................      4,208          3,180        1,161             --        8,549
  Intercompany payable (receivable)........     19,599             --           --        (19,599)          --
  Deferred income taxes....................         43            147          203           (393)          --
  Current portion of long-term debt........      4,500            510           --             --        5,010
                                              --------       --------      -------      ---------     --------
     Total current liabilities.............     36,875         14,403        2,465        (20,165)      33,578
                                              --------       --------      -------      ---------     --------
Intercompany payable (receivable)..........         --         67,378           --        (67,378)          --
Long-term debt.............................    153,800          7,803           --             --      161,603
Deferred income taxes......................       (896)         1,018           --           (122)          --
Other liabilities..........................        459            319          685             --        1,463
                                              --------       --------      -------      ---------     --------
     Total long-term liabilities...........    153,363         76,518          685        (67,500)     163,066
                                              --------       --------      -------      ---------     --------
Redeemable cumulative preferred
  interests................................     20,423             --           --             --       20,423
Members' equity (deficit)..................    (18,853)        59,899       18,533        (67,659)      (8,080)
                                              --------       --------      -------      ---------     --------
     Total liabilities and members' equity
       (deficit)...........................   $191,808       $150,820      $21,683      $(155,324)    $208,987
                                              ========       ========      =======      =========     ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1998

                                                                 COMBINED
                                                                GUARANTOR
                                                SLEEPMASTER    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                -----------    ------------    ------------    -------
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents...................    $    41        $   153         $    (32)     $   162
  Accounts receivable.........................      8,200          4,371               (1)      12,570
  Accounts receivable -- other................        737            462               --        1,199
  Intercompany (payable) receivable...........     (5,296)         5,264               32           --
  Inventories.................................      2,508          2,238               --        4,746
  Other current assets........................        228            119               --          347
  Deferred income taxes.......................      1,606             --               --        1,606
                                                  -------        -------         --------      -------
     Total current assets.....................      8,024         12,607               (1)      20,630
Property, plant and equipment, net............      2,047          8,383               --       10,430
Intangible assets.............................     17,762         27,540               --       45,302
Investment in subsidiaries....................     32,810             --          (32,810)          --
Other assets..................................      1,602            178               --        1,780
Deferred income taxes.........................     11,398             --               --       11,398
                                                  -------        -------         --------      -------
     Total assets.............................    $73,643        $48,708         $(32,811)     $89,540
                                                  =======        =======         ========      =======
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable............................    $ 6,264        $ 3,668         $     (1)     $ 9,931
  Accrued sales allowances and advertising
     expenses.................................      4,306            400               --        4,706
  Other current liabilities...................      2,102            980               --        3,082
  Current portion of long-term debt...........      6,750            380               --        7,130
                                                  -------        -------         --------      -------
     Total current liabilities................     19,422          5,428               (1)      24,849
                                                  -------        -------         --------      -------
Long-term debt................................     57,246          6,320               --       63,566
Other liabilities.............................        346             29               --          375
                                                  -------        -------         --------      -------
     Total long-term liabilities..............     57,592          6,349               --       63,941
                                                  -------        -------         --------      -------
Redeemable cumulative preferred interests.....     18,267             --               --       18,267
Members' equity (deficit).....................    (21,638)        36,931          (32,810)     (17,517)
                                                  -------        -------         --------      -------
     Total liabilities and members' equity
       (deficit)..............................    $73,643        $48,708         $(32,811)     $89,540
                                                  =======        =======         ========      =======

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                        COMBINED
                                                       GUARANTOR     NON-GUARANTOR
                                        SLEEPMASTER   SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    TOTAL
                                        -----------   ------------   -------------   ------------   --------
                                                                   (IN THOUSANDS)
Net sales.............................    $76,186       $84,470         $11,604        $  (941)     $171,319
Cost of sales.........................     49,741        48,929           7,195           (941)      104,924
                                          -------       -------         -------        -------      --------
Gross profit..........................     26,445        35,541           4,409             --        66,395
                                          -------       -------         -------        -------      --------
Operating expenses
Selling, general and administrative
  expenses............................     18,485        22,170           2,667             --        43,322
Amortization of intangibles...........        644         1,324             248             --         2,216
                                          -------       -------         -------        -------      --------
Total operating expenses..............     19,129        23,494           2,915             --        45,538
                                          -------       -------         -------        -------      --------
Operating income......................      7,316        12,047           1,494             --        20,857
Interest expense, net.................      9,888         2,657              (9)            --        12,536
Other expense (income), net...........         69            30             (16)            --            83
                                          -------       -------         -------        -------      --------
(Loss) income before income taxes and
  extraordinary items.................     (2,641)        9,360           1,519             --         8,238
Provision for income taxes............     (1,143)        3,786             605             --         3,248
(Income) loss from equity investees,
  net of tax..........................     (6,488)           --              --          6,488            --
                                          -------       -------         -------        -------      --------
Income (loss) before extraordinary
  items...............................      4,990         5,574             914         (6,488)        4,990
Extraordinary items, net of income
  taxes...............................     (3,167)           --              --             --        (3,167)
                                          -------       -------         -------        -------      --------
Net income (loss).....................    $ 1,823       $ 5,574         $   914        $(6,488)     $  1,823
                                          =======       =======         =======        =======      ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                                COMBINED
                                                               GUARANTOR
                                               SLEEPMASTER    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                               -----------    ------------    ------------    --------
                                                                   (IN THOUSANDS)
Net sales....................................    $73,476        $37,089         $  (314)      $110,251
Cost of sales................................     47,005         22,289            (306)        68,988
                                                 -------        -------         -------       --------
Gross profit.................................     26,471         14,800              (8)        41,263
                                                 -------        -------         -------       --------
Operating expenses
Selling, general and administrative
  expenses...................................     15,889          9,913              (8)        25,794
Amortization of intangibles..................        644            579              --          1,223
                                                 -------        -------         -------       --------
Total operating expenses.....................     16,533         10,492              (8)        27,017
                                                 -------        -------         -------       --------
Operating income.............................      9,938          4,308              --         14,246
Interest expense, net........................      6,903            193              --          7,096
Other (income) expense, net..................        (27)             9              --            (18)
                                                 -------        -------         -------       --------
Income before income taxes...................      3,062          4,106              --          7,168
Provision for income taxes...................      3,020             --              --          3,020
(Income) loss from equity investees, net of
  tax........................................     (4,106)            --           4,106             --
                                                 -------        -------         -------       --------
Net income (loss)............................    $ 4,148        $ 4,106         $(4,106)      $  4,148
                                                 =======        =======         =======       ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                                              COMBINED
                                                                             GUARANTOR
                                                              SLEEPMASTER   SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                              -----------   ------------   ------------   --------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $  4,148       $ 4,106        $(4,106)     $  4.148
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      1,214           875             --         2,089
    Provision for doubtful accounts.........................        287            --             --           287
    Loss (gain) on sale of equipment........................          9            --             --             9
    Deferred income taxes...................................      1,776            --             --         1,776
    Other non-cash charges..................................        313             7             --           320
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................     (1,129)       (1,282)            --        (2,411)
      Accounts receivable -- other..........................         69          (277)            --          (208)
      Inventories...........................................        171           (58)            --           113
      Other current assets..................................       (142)          (54)            --          (196)
      Other assets..........................................        (49)           52            (44)          (41)
      Accounts payable......................................        992         1,842             --         2,834
      Accrued liabilities...................................       (488)          502             --            14
      Intercompany payable (receivable).....................      5,296        (5,264)           (32)           --
      Other liabilities.....................................         96            44             --           140
                                                               --------       -------        -------      --------
    Net cash provided by operating activities...............     12,563           493         (4,182)        8,874
                                                               --------       -------        -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (1,028)          (67)            --        (1,095)
  Acquisitions, net of cash acquired........................    (32,806)           --             50       (32,756)
                                                               --------       -------        -------      --------
  Net activity in investment in subsidiaries................     (4,106)           --          4,106            --
                                                               --------       -------        -------      --------
  Net cash (used in) provided by investing activities.......    (37,940)          (67)         4,156       (33,851)
                                                               --------       -------        -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt..............................     48,308            --             --        48,308
  Payments on long-term debt................................    (23,414)         (285)            --       (23,699)
  Borrowings under revolving line of credit.................      7,396            --             --         7,396
  Payments on revolving line of credit......................     (7,397)           --             --        (7,397)
  Loan origination fees.....................................       (827)           --             --          (827)
  Distributions.............................................       (234)           --             --          (234)
  Capital contribution......................................        994             6             --         1,000
                                                               --------       -------        -------      --------
    Net cash provided by (used in) financing activities.....     24,826          (279)            --        24,547
                                                               --------       -------        -------      --------
Net change in cash and cash equivalents.....................       (551)          147            (26)         (430)
Cash and cash equivalents at beginning of period............        592             6             (6)          592
                                                               --------       -------        -------      --------
Cash and cash equivalents at end
  of period.................................................   $     41       $   153        $   (32)     $    162
                                                               ========       =======        =======      ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                COMBINED
                                                               GUARANTOR      NON-GUARANTOR
                                              SLEEPMASTER     SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     TOTAL
                                              ------------    ------------    -------------    ------------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................  $      1,823    $     5,574              914     $    (6,488)    $  1,823
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization...........         1,374          2,025              356              --        3,755
    Provision for doubtful accounts.........            72            348               20                          440
    Accrued interest (earned) incurred on
      loans to subsidiaries.................        (2,378)         2,378
    Loss on sale of equipment...............            --              5               --              --            5
    Extraordinary Items.....................         3,167             --                                         3,167
    Deferred income taxes...................         1,455            630               --              --        2,085
    Other non-cash charges..................           646              6               --              --          652
    Changes in operating assets and
      liabilities, net of acquisition:
      Accounts receivable...................        (2,154)        (2,282)            (359)             --       (4,795)
      Accounts receivable -- other..........          (324)          (168)              --              --         (492)
      Inventories...........................           130            (21)             (38)             --           71
      Other current assets..................          (113)           119               22              --           28
      Other assets..........................            --             32               --              --           32
      Accounts payable......................        (1,280)         3,733              (99)             --        2,354
    Intercompany payable (receivable).......        14,319        (12,879)          (1,476)             36           --
      Accrued advertising...................           216             23               34              --          273
      Accrued sales advances................          (981)           536               98              --         (347)
      Other current liabilities.............         2,106          1,158            1,150              --        4,414
      Other liabilities.....................           113            279               --              --          392
                                              ------------    -----------      -----------     -----------     --------
    Net cash provided by operating
      activities............................        18,191          1,496              623          (6,452)      13,857
                                              ------------    -----------      -----------     -----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................        (3,160)          (993)             (12)             --       (4,165)
  Acquisitions, net of cash acquired........       (99,818)            --               --             690      (99,128)
  Net activity in investment in
    subsidiaries............................        (6,488)            --               --           6,488           --
                                              ------------    -----------      -----------     -----------     --------
    Net cash used in investing activities...      (109,466)          (993)             (12)          7,178     (103,293)
                                              ------------    -----------      -----------     -----------     --------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior
    subordinated notes......................       115,000             --               --              --      115,000
  Proceeds from long-term debt..............        46,830             --               --              --       46,830
  Payments on long-term debt................       (73,826)            37               --              --      (73,858)
  Borrowings under revolving line of
    credit..................................        11,300         11,300               --              --       11,300
  Payments on revolving line of credit......        (5,000)          (380)              --              --       (5,380)
  Loan origination fees/bond issuance
    costs...................................        (7,739)            --               --              --       (7,739)
  Penalties on early extinguishment of
    debt....................................        (3,644)            --               --              --       (3,644)
  Distributions.............................          (982)            --               --              --         (982)
  Capital contributions.....................        10,589             --               --              --       10,589
                                              ------------    -----------      -----------     -----------     --------
    Net cash provided by (used in) financing
      activities............................        92,528           (412)              --              --       92,116
                                              ------------    -----------      -----------     -----------     --------
Net change in cash and cash equivalents.....         1,253             91              610             726        2,680
Cash and cash equivalents at beginning of
  period....................................            41            847               --            (726)         162
                                              ------------    -----------      -----------     -----------     --------
Cash and cash equivalents at end of
  period....................................  $      1,294    $       938      $       610     $        --     $  2,842
                                              ============    ===========      ===========     ===========     ========