Form 10-K/A
period 1999-12-31
SLEEPMASTER LLC
filed 2000-04-19
CIK 1088914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

     The Serta organization is headed by Serta's president, who reports to a board of directors which consists of representatives of six licensees, two outside directors and the president of Serta. Charles Schweitzer, Chief Executive Officer of Sleepmaster, has been a member of the board of directors of Serta since 1995 and is currently Vice Chairman of the board of directors. Serta cannot own its licenses and does not have a "right-of-first-refusal" if any are to be sold. Strategic decisions for Serta are made by the board of directors and passed through to the Serta licensees. Although all Serta national advertising budgets are voted on and approved by the Serta board of directors, Serta licensees control their own marketing, merchandising, manufacturing and administrative functions and thus have the ability to tailor their businesses to the needs of local customers. Serta focuses on the following programs and services for the licensing group: conducting national advertising campaigns; issuing guidelines for Serta products; supervising quality control programs; handling sales programs for national accounts; protecting Serta trademarks; and conducting product research and development. The Company paid approximately 3.0% of its 1999 gross sales as a royalty to the Serta organization.

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

                                                   FISCAL YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                       -------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Net sales............................  $55,044    $ 59,763    $ 67,472    $110,251    $171,319
Gross profit.........................   20,347      22,265      25,024      41,263      66,395
Selling, general and administrative
  expenses...........................   13,965      14,130      15,044      25,794      43,322
Amortization of intangibles..........      676         644         644       1,223       2,216
Operating income.....................    5,707       7,491       9,336      14,246      20,857
Interest expense, net(a).............    2,304       2,578       4,663       7,096      12,536
Income before income taxes and
  extraordinary items................    3,214       4,697       4,770       7,168       8,238
Net income...........................    3,214       4,606       2,757       4,148       1,823
BALANCE SHEET DATA:
Net working capital(b)...............  $  (553)   $    736    $    309    $  2,749    $  6,204
Total assets.........................   29,813      48,634      47,339      89,540     208,987
Total debt...........................   17,989      44,031      39,102      70,696     166,613
Redeemable cumulative preferred
  interests..........................       --      14,221      15,927      18,267      20,423
Members' equity (deficit)............    2,717     (21,116)    (20,092)    (17,517)    (8,080)
OTHER DATA:
Gross margin.........................     37.0%       37.3%       37.1%       37.4%       38.8%
Adjusted EBITDA(c)...................  $ 6,793    $  8,534    $ 10,429    $ 16,335    $ 24,612
Adjusted EBITDA margin...............     12.3%       14.3%       15.5%       14.8%       14.4%
Depreciation and amortization........  $ 1,086    $  1,043    $  1,093    $  2,089    $  3,755
Capital expenditures.................  $   292    $    167    $    572    $  1,095    $  4,165
Ratio of earnings to fixed
  charges(d).........................     2.25x       2.64x       1.97x       1.96x       1.63x

---------------
(a) Interest expense, net includes the amortization of deferred debt issuance costs of $60, $391, $170, $281 and $633 for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

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

                                                               PERCENTAGE OF NET SALES
                                                              --------------------------
                                                              FOR THE FISCAL YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   62.9      62.6      61.2
                                                              -----     -----     -----
Gross profit................................................   37.1      37.4      38.8
                                                              -----     -----     -----
Operating expenses:
Selling, general and administrative expenses................   22.3      23.4      25.3
Amortization of intangibles.................................    1.0       1.1       1.3
                                                              -----     -----     -----
Total operating expenses....................................   23.3      24.5      26.6
                                                              -----     -----     -----
Operating income............................................   13.8      12.9      12.2
Interest expense, net.......................................    6.9       6.4       7.4
Other (income) expense, net.................................   (0.1)       --        --
                                                              -----     -----     -----
Income before income taxes and extraordinary items..........    7.1       6.5       4.8
Provision for income taxes..................................    3.0       2.7       1.9
                                                              -----     -----     -----
Income before extraordinary items...........................    4.1       3.8       2.9
Extraordinary items.........................................     --        --      (1.8)
                                                              -----     -----     -----
Net income..................................................    4.1%      3.8%      1.1%
                                                              -----     -----     -----
Depreciation expense........................................    0.7%      0.8%      0.9%
Adjusted EBITDA.............................................   15.5%     14.8%     14.4%

FISCAL 1999 COMPARED WITH FISCAL 1998

     Net Sales. Net sales increased 55.3%, or $61.0 million, to $171.3 million in 1999 from $110.3 million in 1998. A significant portion of the increase was due to the contribution of net sales from Herr, acquired on February 26, 1999, Star, acquired on May 18, 1999 and, to a less significant extent, Adam Wuest, acquired on November 5, 1999. Net sales contributed by Herr, Star and Adam Wuest were $20.5 million, $11.5 million and $6.4 million in 1999, respectively. Excluding the acquisitions of Herr, Star, and Adam Wuest and considering the annualized 1998 results of Palm Beach, net sales increased by 13.4%, or $15.7 million, in 1999. Better sales penetration with existing customers, the addition of new customers and the introduction of the new Masterpiece line of bedding products during the year were significant factors contributing to the strong sales growth. In addition, generally higher unit sales volumes and higher average unit selling prices resulting from shifts in product sales mix toward higher priced products contributed to this increase.

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

     Amortization of Intangibles. Amortization of intangibles increased $1.0 million to $2.2 million in 1999 from $1.2 million in 1998. This increase was due to the acquisitions of Palm Beach in March 1998, Herr in February 1999, Star in May 1999 and Adam Wuest in November 1999.

     Operating Income. Operating income increased 47.2%, or $6.7 million, to $20.9 million in 1999 from $14.2 million in 1998. As a result of the above factors, operating income as a percentage of net sales decreased to 12.2% in 1999 from 12.9% in 1998.

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

     Extraordinary Items. The extraordinary items recorded in 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999. See "Liquidity and Capital Resources". There were no extraordinary items incurred during 1998.

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

  Debt

     On November 5, 1999, Sleepmaster amended and restated its credit facility to provide for borrowings of up to $70.0 million, consisting of a $33.0 million six-year revolving credit facility and a $37.0 million amortizing term loan facility. Borrowings under the amended and restated credit facility are collateralized by substantially all of Sleepmaster's domestic assets and are guaranteed by all of its domestic restricted subsidiaries and Sleepmaster Holdings L.L.C. Similar to the prior credit facility, the revolving credit facility includes a sublimit for letters of credit. At December 31, 1999, the Company had approximately $17.0 million available under its revolving credit facility. As of December 31, 1999, letters of credit issued under this sublimit, which was increased to $15.0 million, consist of:

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

     In conjunction with the purchase of substantially all the assets of Star on May 18, 1999, Sleepmaster Holdings L.L.C. issued a junior subordinated note to the seller in the initial aggregate principal amount of approximately $0.7 million as a portion of the purchase price. The junior subordinated note bears interest at a fixed rate of 6.0% per annum, which interest shall be paid in kind, and will mature on the third anniversary of the closing.

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


                NAME                   AGE                           POSITION
                ----                   ---                           --------
Charles Schweitzer...................  55    President and Chief Executive Officer, Advisor and
                                             Managing Member
James Koscica........................  40    Executive Vice President and Chief Financial Officer and
                                             Advisor
Michael Reilly.......................  50    Senior Vice President of Sales and Marketing
Timothy DuPont.......................  51    Vice President of Manufacturing
Michael Bubis........................  45    President of Palm Beach and Advisor
David Thomas.........................  50    Advisor
John Weber...........................  36    Advisor
Michael Bradley......................  33    Advisor
Robert Bartholomew...................  53    Advisor


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


     David Thomas is an advisor of Sleepmaster. Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. for over five years. Mr. Thomas is a director of Lifestyle Furnishings International Ltd., Anvil Knitwear, Inc., Plainwell, Inc., Neenan Foundry Company and American Commercial Lines LLC.


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

CHANGES IN MANAGEMENT


     On March 3, 2000, Timothy Dupont resigned as the Vice President of Manufacturing. Effective immediately, Timothy Gann, Director of Manufacturing, assumed substantially all of the responsibilities of Mr. Dupont. Mr. Gann has served as the Director of Manufacturing from July 1999 through the present time.


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

                           SUMMARY COMPENSATION TABLE


                                                             ANNUAL COMPENSATION
                                                    FISCAL   -------------------    OTHER ANNUAL
           NAME AND PRINCIPAL POSITION               YEAR     SALARY    BONUS(A)   COMPENSATION(B)
           ---------------------------              ------   --------   --------   ---------------
Charles Schweitzer................................   1999    $353,386   $77,341        $55,883
  President and Chief Executive Officer              1998     320,250    73,658         56,006
James Koscica.....................................   1999     252,424    53,020         48,377
  Executive Vice President and Chief Financial
  Officer                                            1998     233,221    48,510         47,924
Michael Bubis.....................................   1999     304,500    91,350         23,566
  President of Palm Beach                            1998     241,660    59,257         23,010
Michael Reilly....................................   1999     209,158    43,000         45,044
  Senior Vice President of Sales and Marketing       1998     179,550    39,501         40,942
Timothy DuPont....................................   1999     140,084    56,700         37,424
  Vice President of Manufacturing                    1998     116,550    47,786         34,273


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

(c) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1           Recapitalization, Redemption and Purchase Agreement dated
                 October, 1996 by and among Sleepmaster Holdings L.L.C.,
                 Sleepmaster L.L.C., Brown/Schweitzer Holdings, Inc., the
                 members of Sleepmaster Holdings, L.L.C., the investors
                 names therein and Sleep Investor L.L.C. (Incorporated by
                 reference to Exhibit 2.1 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.1           Certificate of Formation of Sleepmaster L.L.C. dated
                 December 14, 1994 (Incorporated by reference to Exhibit
                 3.1 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.2           Sleepmaster L.L.C. Amended and Restated Limited Liability
                 Company Operating Agreement dated November 14, 1996
                 (Incorporated by reference to Exhibit 3.2 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
 3.3           Certificate of Incorporation of Sleepmaster Finance
                 Corporation dated April 30, 1999 (Incorporated by
                 reference to Exhibit 3.3 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.4           By-laws of Sleepmaster Finance Corporation (Incorporated by reference to Exhibit 3.4 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.5           Articles of Incorporation of Palm Beach Bedding Company
                 dated July 16, 1959 (Incorporated by reference to Exhibit
                 3.5 of the Form S-4 dated November 24, 1999 (File No. 333-
                 81987)).
 3.6           By-laws of Palm Beach Bedding Company (Incorporated by
                 reference to Exhibit 3.6 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.7           Articles of Incorporation of Herr Manufacturing Company
                 dated May 5, 1933 (Incorporated by reference to Exhibit
                 3.7 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.8           By-laws of Herr Manufacturing Company (Incorporated by
                 reference to Exhibit 3.8 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.9           Certificate of Formation of Lower Road Associates, LLC dated
                 April 6, 1998 (Incorporated by reference to Exhibit 3.9 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.10          Operating Agreement of Lower Road Associates, LLC
                 (Incorporated by reference to Exhibit 3.10 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
 3.11          Certificate of Incorporation of Adam Wuest Corporation dated
                 October 14, 1999 (Incorporated by reference to Exhibit
                 3.11 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.12          Amendment No. 1 to the Certificate of Incorporation of Adam
                 Wuest Corporation dated October 21, 1999 (Incorporated by
                 reference to Exhibit 3.12 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.13          Amendment No. 2 to the Certificate of Incorporation for AWI
                 Corporation (previously Adam Wuest Corporation) dated
                 November 5, 1999 (Incorporated by reference to Exhibit
                 3.13 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.14          By-laws of Adam Wuest Corporation (Incorporated by reference to Exhibit 3.14 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
 4.1           Indenture dated as of May 18, 1999 by and among Sleepmaster
                 L.L.C., Sleepmaster Finance Corporation, the Guarantors
                 listed on the signature pages thereto and the United
                 States Trust Company of New York (Incorporated by
                 reference to Exhibit 4.1 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 4.2           Executed Regulation S Note (Incorporated by reference to
                 Exhibit 4.2 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.3           Executed 144A Note (Incorporated by reference to Exhibit 4.3 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 4.4           Supplemental Indenture, dated as of February 8, 2000, by and among Sleepmaster L.L.C., Sleepmaster Finance Corporation, and certain other parties listed on the signature page
                 thereto and the United States Trust Company of New York.**
 9.1           Amended and Restated Securityholders Agreement by and among
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C., PMI
                 Mezzanine Fund, L.P., Charles Schweitzer, James P.
                 Koscica, Michael Reilly, Timothy DuPont, Michael Bubis,
                 Richard Tauber, Douglas Phillips and any employees of
                 Sleepmaster Holdings L.L.C. or its subsidiaries which may
                 thereafter execute a joinder agreement thereto dated March
                 3, 1998 (Incorporated by reference to Exhibit 9.1 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
 9.2           Joinder to Amended and Restated Securityholders Agreement by
                 and among Sleepmaster Holdings L.L.C., certain
                 securityholders of Sleepmaster Holdings L.L.C. party
                 thereto and Stuart W. Herr dated March 3, 1998
                 (Incorporated by reference to Exhibit 9.2 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
 9.3           Joinder to Amended and Restated Securityholders Agreement by
                 and among Sleepmaster Holdings L.L.C., certain
                 securityholders of Sleepmaster Holdings L.L.C. party
                 thereto and John K. Herr, III dated March 3, 1998
                 (Incorporated by reference to Exhibit 9.3 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
10.1           Registration Rights Agreement dated as of May 18, 1999 by
                 and among Sleepmaster L.L.C., Sleepmaster Finance
                 Corporation, the guarantors listed on the signature pages
                 thereto and Merrill Lynch, Pierce, Fenner & Smith
                 Incorporated and First Union Capital Markets Corp
                 (Incorporated by reference to Exhibit 10.1 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.2           Purchase Agreement dated as of May 12, 1999 by and among
                 Sleepmaster L.L.C., Sleepmaster Finance Corporation and
                 the guarantors listed on the signature pages thereto and
                 Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                 First Union Capital Markets Corp (Incorporated by
                 reference to Exhibit 10.2 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.3           Second Amended and Restated Limited Liability Company
                 Operating Agreement of Sleepmaster Holdings L.L.C., dated
                 November 14, 1996 (including the joinder agreement of
                 Stuart Herr and John Herr, dated February 26, 1999), as
                 amended effective May 12, 1999 (Incorporated by reference
                 to Exhibit 10.3 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.4           License Agreement and Memorandum of Agreement, each dated
                 January 12, 1995, between Sleepmaster L.L.C. and Serta,
                 Inc., covering certain territories in New Jersey, New York and Connecticut, as amended (Incorporated by reference to
                 Exhibit 10.4 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).
10.5           License Agreement and Memorandum of Agreement, each dated
                 January 12, 1995, between Sleepmaster L.L.C. and Serta,
                 Inc., covering certain territories in Pennsylvania, New
                 Jersey, Maryland and Delaware, as amended (Incorporated by reference to Exhibit 10.5 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.6           License Agreement, dated November 4, 1989, and Memorandum of
                 Agreement, dated December 1, 1969, between Palm Beach
                 Bedding Company and Serta, Inc., covering certain
                 territories in Florida, as amended (Incorporated by
                 reference to Exhibit 10.6 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.7           License Agreement, dated November 4, 1989, and Memorandum of
                 Agreement, dated December 1, 1969, between Herr
                 Manufacturing Company and Serta, Inc., covering certain
                 territories in Pennsylvania and New York, as amended
                 (Incorporated by reference to Exhibit 10.7 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.8           Standard Canadian License Agreement and Memorandum of
                 Agreement -- Form B, dated as of and effective May 18,
                 1999, between Serta, Inc. and Star Bedding Products (1986)
                 Ltd., covering certain territories in Ontario, Canada
                 (Incorporated by reference to Exhibit 10.8 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.9           Masterpiece Sleep Products, Inc. Manufacturing and Servicing
                 Agreement, dated October 1, 1998, by and between
                 Masterpiece Sleep Products, Inc. and Sleepmaster L.L.C.
                 and affiliates (Incorporated by reference to Exhibit 10.9
                 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.10          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Charles Schweitzer (Incorporated by
                 reference to Exhibit 10.10 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.11          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and James Koscica (Incorporated by
                 reference to Exhibit 10.11 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.12          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Timothy Dupont (Incorporated by
                 reference to Exhibit 10.12 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.13          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Michael Reilly (Incorporated by
                 reference to Exhibit 10.13 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.14          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Charles Schweitzer (Incorporated by
                 reference to Exhibit 10.14 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.15          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and James Koscica (Incorporated by
                 reference to Exhibit 10.15 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.16          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Timothy Dupont (Incorporated by
                 reference to Exhibit 10.16 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.17          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Michael Reilly (Incorporated by
                 reference to Exhibit 10.17 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.18          Employment Agreement, dated March 3, 1998, between Palm
                 Beach Bedding Company joined by Sleepmaster Holdings
                 L.L.C. and Sleepmaster L.L.C. and Michael W. Bubis
                 (Incorporated by reference to Exhibit 10.18 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.19          Employment and Stock Purchase Agreement, dated as of
                 February 26, 1999, by and among Herr Manufacturing
                 Company, Sleepmaster Holdings L.L.C., Sleepmaster L.L.C.,
                 Charles Schweitzer, Sleep Investor L.L.C. and Stuart W.
                 Herr (Incorporated by reference to Exhibit 10.19 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.20          Employment and Stock Purchase Agreement, dated as of
                 February 26, 1999, by and among Herr Manufacturing
                 Company, Sleepmaster Holdings L.L.C., Sleepmaster L.L.C.,
                 Charles Schweitzer, Sleep Investor L.L.C. and John K.
                 Herr, III (Incorporated by reference to Exhibit 10.20 of
                 the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.21          Sleepmaster Holdings L.L.C. Amended and Restated Common
                 Interest Purchase Warrants, dated as of March 3, 1998 and
                 Sleepmaster Holdings L.L.C. Common Interest Purchase
                 Warrants, dated as of March 3, 1998, each as amended on
                 February 26, 1999 (Incorporated by reference to Exhibit
                 10.21 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.22          Loan Agreement, dated as of April 1, 1996, between Palm
                 Beach Bedding Company and Palm Beach County, Florida,
                 relating to the Palm Beach County, Florida Variable Rate
                 Demand Industrial Development Revenue Bonds (Palm Beach
                 Bedding Company Project, Series 1996) originally
                 outstanding in the original principal amount of $7,650,000
                 (Incorporated by reference to Exhibit 10.22 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.23          Trust Indenture, dated as of April 1, 1996, by and among
                 Palm Beach County, the Trustee and the Credit Facility
                 Trustee (Incorporated by reference to Exhibit 10.23 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.24          Lease by and between Hartz Mountain Industries, Inc. and
                 Sleepmaster Products Company, L.P., dated October 13, 1993
                 (Incorporated by reference to Exhibit 10.24 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.25          Letter of Credit and Reimbursement Agreement, dated as of
                 April 1, 1996, between Palm Beach Bedding Company and
                 First Union National Bank of Florida (Incorporated by
                 reference to Exhibit 10.25 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.26          Amendment to Reimbursement Agreement, dated March 3, 1998, between Palm Beach Bedding Company and First Union
                 National Bank of Florida (Incorporated by reference to
                 Exhibit 10.26 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.27          Lease Agreement by and between N.H.D. Developments Limited and Star Bedding Products (1986) Ltd. dated August 15,
                 1995 (Incorporated by reference to Exhibit 10.27 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.28          Assignment of lease agreement by and between Star Bedding
                 Products (1986) Ltd., Star Bedding Products Limited and
                 N.H.D. Developments Limited dated as of May 18, 1999
                 (Incorporated by reference to Exhibit 10.28 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.29          Agreement dated as of December 20, 1998, between Adam West
                 Corporation, as assignee, and the United Steel Workers of
                 America, AFL-CIO-CLC, party of the second part, acting
                 through its agent, Local Union No. 15.-U.**
10.30          Form of Junior Subordinated Note, dated November 14, 1996, of Sleep Investor L.L.C. issued to each of Charles
                 Schweitzer, James Koscica, Timothy DuPont, Michael Reilly,
                 Douglas A. Brown, Douglas A. Brown VIP Plus Profit Sharing
                 Plan, Donald S. Brown, John S. Coates, Harold M. Wit,
                 Allen Investments II, L.L.C., Karl Dillon, Jessand Corp.
                 Profit Sharing Plan and Trust, Alan Gelband, Panorama
                 Holdings, L.L.C., Arnold Gussoff Holding Capital
                 Management Corp., Steven Leischner, William Colaianni, Jo
                 Levinson 1989 Trust, John M. McMahon, Kaplan, Coate
                 Special Situations L.P., Robert W. Plaster, Bennett
                 Rosenthal, Dhiren Shah, and WKM Partners (Incorporated by
                 reference to Exhibit 10.30 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.31          Amended and Restated Registration Rights Agreement, dated as of March 3, 1998, by and among Sleepmaster Holdings
                 L.L.C., Sleep Investor L.L.C., PMI Mezzanine Fund, L.P.,
                 Charles Schweitzer, James P. Koscica, Michael Reilly,
                 Timothy Dupont, Michael Bubis, Richard Tauber, Douglas
                 Phillips (including the joinder agreements of each of
                 Stuart W. Herr and John K. Herr, III, dated March 3, 1998)
                 (Incorporated by reference to Exhibit 10.31 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.32          Limited Liability Company Operating Agreement of Sleep
                 Investor L.L.C. dated November 14, 1996 (Incorporated by
                 reference to Exhibit 10.32 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.33          Stock Purchase Agreement, dated as of February 26, 1999, by and among Sleepmaster L.L.C., Herr Manufacturing Company,
                 and the stockholders listed on the Seller signature page
                 attached thereto (including the related Indemnity Escrow
                 Agreement and Adjustment Escrow Agreement) (Incorporated
                 by reference to Exhibit 10.33 of the Form S-4 dated Novem-
                 ber 24, 1999 (File No. 333-81987)).
10.34          Asset Purchase Agreement by and among Star Bedding Products
                 Limited and Sleepmaster L.L.C., as Purchaser and Star
                 Bedding Products (1986) Limited and Cecil Brauer, as
                 Seller (Incorporated by reference to Exhibit 10.34 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.35          Amended and Restated Credit Agreement, dated as of November
                 5, 1999, by and among Sleepmaster L.L.C., as borrower,
                 Sleepmaster Holdings L.L.C. and our domestic restricted
                 subsidiaries, as guarantors, and First Union National
                 Bank, as agent (Incorporated by reference to Exhibit 10.35 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.36          1997-1999 Collective Agreement between Star Bedding Products
                 (1986) Limited and United Steelworkers of America Local
                 400 (Incorporated by reference to Exhibit 10.36 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.37          Collective Bargaining Agreement by and between Sleepmaster
                 L.L.C., its plant located in Linden, New Jersey, and the
                 United Steelworkers of America (ABG Division), AFL-CIO,
                 CLC, and its Local Union #396 dated May, 1997
                 (Incorporated by reference to Exhibit 10.37 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.38          Agreement and Plan of Merger by and among Sleepmaster
                 L.L.C., Sleepmaster Acquisition Corp. and Palm Beach
                 Bedding Company dated February, 1998 (Incorporated by
                 reference to Exhibit 10.38 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.39          License Agreement and Memorandum of Agreement, each dated
                 December 1, 1969, between Serta Associates, Inc. covering
                 portions of Ohio, Kentucky and West Virginia, as amended
                 (Incorporated by reference to Exhibit 10.39 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.40          License Agreement and Memorandum of Agreement, each dated
                 November 4, 1989, between Serta, Inc. and Adam Wuest, Inc.
                 covering Ohio, as amended (Incorporated by reference to
                 Exhibit 10.40 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.41          License Agreement and Memorandum of Agreement, each dated
                 December 1, 1990, between Serta, Inc. and Adam Wuest, Inc.
                 covering Indiana, as amended (Incorporated by reference to
                 Exhibit 10.41 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.42          Subordinated Credit Agreement, dated as of November 5, 1999 by and between Sleepmaster Holdings, L.L.C., as borrower
                 and Citicorp Mezzanine Partners, L.P., as lender
                 (Incorporated by reference to Exhibit 10.42 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.43          Asset Purchase Agreement among Adam Wuest, Inc., Adam Wuest
                 Realty, Inc., Sleepmaster L.L.C. and AWI Corporation dated as of November 5, 1999 (Incorporated by reference to
                 Exhibit 10.43 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.44          Subordinated Note issued by Sleepmaster Holdings L.L.C. to
                 Citicorp Mezzanine Partners, L.P. on November 5, 1999, in
                 aggregate principal amount of $10.0 million (Incorporated
                 by reference to Exhibit 10.44 of the Form S-4 dated
                 November 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.45          Warrant Agreement dated as of November 5, 1999 between
                 Sleepmaster L.L.C. and Citicorp Mezzanine Partners, L.P.
                 (Incorporated by reference to Exhibit 10.45 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.46          Form of Unit Purchase Warrant issued by Sleepmaster Holdings
                 L.L.C. to Citicorp Mezzanine Partners L.P. on November 5,
                 1999 (Incorporated by reference to Exhibit 10.46 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.47          Trust Indenture dated as of February 1, 1994 by and among
                 Hamilton County, Ohio, the Fifth Third Bank, as trustee
                 (Incorporated by reference to Exhibit 10.47 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.48          Loan Agreement, dated as of February 1, 1994, between
                 Hamilton County, Ohio, Adam Wuest, Inc. and Adam Wuest
                 Realty, Inc. relating to the Hamilton County, Ohio Fixed
                 Rate Economic Development Revenue Bonds (Adam Wuest, Inc.
                 Project, Series 1994) originally outstanding in the
                 aggregate principal amount of $2,980,000 (Incorporated by
                 reference to Exhibit 10.48 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.49          Letter of Credit issued on November 5, 1999 by First Union
                 National Bank to Fifth Third Bank on behalf of Adam Wuest
                 Corporation in the amount of $2,284,425 (Incorporated by
                 reference to Exhibit 10.49 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.50          Mortgage and Security Agreement, dated as of May 18, 1999 by and between Palm Beach Bedding Company, as Grantor, and
                 First Union National Bank, as Agent (Incorporated by
                 reference to Exhibit 10.50 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.51          First Amendment to the Mortgage and Security Agreement,
                 dated November 5, 1999 by and between Palm Beach Bedding
                 Company, as Grantor, and First Union National Bank, as
                 Agent (Incorporated by reference to Exhibit 10.51 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.52          Mortgage and Security Agreement, dated as of May 18, 1999 by and between Herr Manufacturing Company, as Grantor, and
                 First Union National Bank, as Agent (Incorporated by
                 reference to Exhibit 10.52 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.53          First Amendment to Mortgage and Security Agreement, dated as of November 5, 1999 by and between Herr Manufacturing
                 Company, as Grantor, and First Union National Bank, as
                 Agent (Incorporated by reference to Exhibit 10.53 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.54          Mortgage and Security Agreement, dated as of November 5,
                 1999 by and between Adam Wuest Corporation, as Grantor,
                 and First Union National Bank, as Lender (Incorporated by
                 reference to Exhibit 10.54 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
12.1           Statement of Ratio of Earnings to Fixed Charges
                 (Incorporated by reference to Exhibit 12.1 on Form 10-K
                 dated March 30, 2000 (File No. 333-81987)).
21.1           Subsidiaries of the Registrant (Incorporated by reference to
                 Exhibit 21.1 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).
23.1           Consent of PricewaterhouseCoopers LLP (Incorporated by
                 reference to Exhibit 23.1 of the Form 10-K dated March 30,
                 2000 (File No. 333-81987)).
27.1           Financial Data Schedule.**


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


Dated: April 17, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


                     SIGNATURE                                    CAPACITY                     DATE
                     ---------                                    --------                     ----

              /s/ CHARLES SCHWEITZER                 President and Chief Executive       April 17, 2000
---------------------------------------------------  Officer, Advisor
                Charles Schweitzer

               /s/ JAMES P. KOSCICA                  Executive Vice President and Chief  April 17, 2000
---------------------------------------------------  Financial Officer, Advisor
                 James P. Koscica

                 /s/ MICHAEL BUBIS                   Advisor                             April 17, 2000
---------------------------------------------------
                   Michael Bubis

                 /s/ DAVID THOMAS                    Advisor                             April 17, 2000
---------------------------------------------------
                   David Thomas

                  /s/ JOHN WEBER                     Advisor                             April 17, 2000
---------------------------------------------------
                    John Weber

                /s/ MICHAEL BRADLEY                  Advisor                             April 17, 2000
---------------------------------------------------
                  Michael Bradley

              /s/ ROBERT BARTHOLOMEW                 Advisor                             April 17, 2000
---------------------------------------------------
                Robert Bartholomew

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

                               SLEEPMASTER L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                              1999         1998        1997
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $   1,823    $  4,148    $  2,757
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................      3,755       2,089       1,093
     Loss (gain) on sale of asset.........................          5           9         (64)
     Allowance for doubtful accounts......................        440         287         249
     Extraordinary items..................................      3,167          --          --
     Deferred income taxes................................      2,085       1,776       1,752
     Other non-cash charges...............................        652         320         202
     Changes in operating assets and liabilities, net of
       acquisitions:
       (Increase) decrease in accounts receivable.........     (4,795)     (2,411)        209
       Increase in accounts receivable -- other...........       (492)       (208)       (543)
       Decrease(increase) in inventories..................         71         113        (564)
       Decrease (increase) in other current assets........         28        (196)         41
       Decrease (increase) in other assets................         32         (41)         --
       Increase (decrease) in accounts payable............      2,354       2,834        (104)
       Increase in accrued liabilities....................      4,340          14         948
       Increase in other liabilities......................        392         140          60
                                                            ---------    --------    --------
     Net cash provided by operating activities............     13,857       8,874       6,036
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................     (4,165)     (1,095)       (572)
  Proceeds from sale of assets............................         --          --          67
  Acquisitions, net of cash acquired......................    (99,128)    (32,756)         --
                                                            ---------    --------    --------
     Net cash used in investing activities................   (103,293)    (33,851)       (505)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior subordinated notes.....    115,000          --          --
  Proceeds from long term debt............................     46,830      48,308       1,025
  Payments on long term debt..............................    (73,858)    (23,699)     (1,232)
  Borrowings under revolving line of credit...............     11,300       7,396      18,100
  Payments on revolving line of credit....................     (5,380)     (7,397)    (22,821)
  Loan origination fees/bond issuance costs...............     (7,739)       (827)         --
  Penalties on early extinguishment of debt...............     (3,644)         --          --
  Distributions...........................................       (982)       (234)        (26)
  Capital contributions...................................     10,589       1,000          --
                                                            ---------    --------    --------
     Net cash provided by (used in) financing
       activities.........................................     92,116      24,547      (4,954)
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......      2,680        (430)        577
Cash and cash equivalents at beginning of year............        162         592          15
                                                            ---------    --------    --------
Cash and cash equivalents at end of year..................  $   2,842    $    162    $    592
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

3. ACQUISITIONS


     On February 26, 1999, the Company acquired all the capital stock of Herr Manufacturing Company ("Herr") for approximately $24,600,000 in cash. In order to finance the acquisition of Herr, the Company increased its existing Senior Credit Facility by $25,300,000.

                               SLEEPMASTER L.L.C.

     On May 18, 1999, the Company acquired substantially all the assets of Star Bedding Products (1986) Limited, including its subsidiary, Burrell Bedding Limited (collectively, "Star"), for approximately $17,020,000 in cash and a promissory note issued by Holdings (the Company's Parent) in the amount of approximately $685,000. The acquisition was primarily funded with the net proceeds of the note offering as discussed in Note 11.


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


                                                           1999        1998
                                                         --------    --------
Net sales..............................................  $222,362    $195,047
Income before extraordinary items......................  $  5,820    $  4,351
Net income.............................................  $  2,653    $  4,351


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


     On November 5, 1999, the Company expanded and restated the credit facility entered into on May 18, 1999 to $70,000,000, comprising a $33,000,000 six-year revolving credit facility ("Revolving Credit Facility") and a $37,000,000 amortizing term loan facility ("Term Loan Facility" and, together with the Revolving Credit Facility, the "Credit Facility"), under substantially the same terms as the prior credit facility except that the letter of credit sublimit was increased to $15,000,000. At December 31, 1999, the Company had approximately $17,000,000 available under its Revolving Credit Facility with letters of credit issued totaling approximately $9,700,000. Borrowings under the Term Loan Facility were used to finance the acquisition of Adam Wuest. Indebtedness under the Credit Facility is guaranteed jointly and severally by the Company, its Parent and each of its domestic subsidiaries.


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

  Employment Contracts


     The Company has employment agreements with its executive officers, the terms of which expire at various dates through November 1, 2001. Such agreements provide for minimum salaries as well as incentive bonuses that are payable if specified management goals are attained. The employment agreements also provide for benefits, including medical, life insurance and disability benefits. In addition, executive securities will automatically vest in connection with a sale of the Company. The Company's potential minimum obligation to its executive officers, excluding bonuses, was approximately $2,400,000 at December 31, 1999.

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):


                                                   1999       1998      1997
                                                  -------    ------    ------
Interest........................................  $10,042    $7,125    $4,302
Income taxes....................................      578       562        --


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

     Details of the acquisition of Palm Beach in 1998:


Fair value of assets acquired

  Current assets............................................  $ 5,563,000
  Property, plant and equipment.............................    8,612,000
  Other assets..............................................      201,000
  Goodwill..................................................    4,472,000
  Serta license agreement...................................   23,647,000
                                                              -----------
          Total assets acquired.............................   42,495,000
                                                              ===========
Less: liabilities assumed
  Current liabilities.......................................    2,704,000
  Debt......................................................    6,985,000
                                                              -----------
          Total liabilities assumed.........................    9,689,000
                                                              ===========
Net cash paid for acquisition...............................  $32,806,000
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

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1999

                                                             COMBINED        NON-
                                                            GUARANTOR     GUARANTOR
                                             SLEEPMASTER   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS    TOTAL
                                             -----------   ------------   ----------   ------------   --------
                                                                      (IN THOUSANDS)
ASSETS
  Current assets:
  Cash and cash equivalents................   $  1,294       $    934      $   612      $       2     $  2,842
  Accounts receivable......................     10,282         11,800        2,310           (175)      24,217
  Accounts receivable -- other.............      1,061            630           --             --        1,691
  Intercompany receivable (payable)........        (17)        18,144        1,503        (19,630)          --
  Inventories..............................      2,378          4,637          516             --        7,531
  Other current assets.....................        341            248           24             --          613
  Deferred income taxes....................        735            378           --           (393)         720
                                              --------       --------      -------      ---------     --------
     Total current assets..................     16,074         36,771        4,965        (20,196)      37,614
Property, plant and equipment, net.........      4,477         15,773          717             --       20,967
Intangible assets, net.....................     17,119         97,707       15,998             --      130,824
Intercompany receivable (payable)..........     67,378             --           --        (67,378)          --
Investment in subsidiaries.................     67,628             --           --        (67,628)          --
Other assets...............................      6,878            409            3             --        7,290
Deferred income taxes......................     12,254            160           --           (122)      12,292
                                              --------       --------      -------      ---------     --------
     Total assets..........................   $191,808       $150,820      $21,683      $(155,324)    $208,987
                                              ========       ========      =======      =========     ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................   $  4,984       $  8,808      $   645      $    (173)    $ 14,264
  Accrued sales allowances and advertising
     expenses..............................      3,541          1,758          456             --        5,755
  Other current liabilities................      4,208          3,180        1,161             --        8,549
  Intercompany payable (receivable)........     19,599             --           --        (19,599)          --
  Deferred income taxes....................         43            147          203           (393)          --
  Current portion of long-term debt........      4,500            510           --             --        5,010
                                              --------       --------      -------      ---------     --------
     Total current liabilities.............     36,875         14,403        2,465        (20,165)      33,578
                                              --------       --------      -------      ---------     --------
Intercompany payable (receivable)..........         --         67,378           --        (67,378)          --
Long-term debt.............................    153,800          7,803           --             --      161,603
Deferred income taxes......................       (896)         1,018           --           (122)          --
Other liabilities..........................        459            319          685             --        1,463
                                              --------       --------      -------      ---------     --------
     Total long-term liabilities...........    153,363         76,518          685        (67,500)     163,066
                                              --------       --------      -------      ---------     --------
Redeemable cumulative preferred
  interests................................     20,423             --           --             --       20,423
Members' equity (deficit)..................    (18,853)        59,899       18,533        (67,659)      (8,080)
                                              --------       --------      -------      ---------     --------
     Total liabilities and members' equity
       (deficit)...........................   $191,808       $150,820      $21,683      $(155,324)    $208,987
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
                                                 =======        =======         =======       ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999


                                                                COMBINED
                                                               GUARANTOR      NON-GUARANTOR
                                              SLEEPMASTER     SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     TOTAL
                                              ------------    ------------    -------------    ------------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................  $      1,823    $     5,574              914     $    (6,488)    $  1,823
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization...........         1,374          2,025              356              --        3,755
    Provision for doubtful accounts.........            72            348               20                          440
    Accrued interest (earned) incurred on
      loans to subsidiaries.................        (2,378)         2,378
    Loss on sale of equipment...............            --              5               --              --            5
    Extraordinary Items.....................         3,167             --                                         3,167
    Deferred income taxes...................         1,455            630               --              --        2,085
    Other non-cash charges..................           646              6               --              --          652
    Changes in operating assets and
      liabilities, net of acquisition:
      Accounts receivable...................        (2,154)        (2,282)            (359)             --       (4,795)
      Accounts receivable -- other..........          (324)          (168)              --              --         (492)
      Inventories...........................           130            (21)             (38)             --           71
      Other current assets..................          (113)           119               22              --           28
      Other assets..........................            --             32               --              --           32
      Accounts payable......................        (1,280)         3,733              (99)             --        2,354
      Intercompany payable (receivable).....        14,319        (12,879)          (1,476)             36           --
      Accrued advertising...................           216             23               34              --          273
      Accrued sales allowances..............          (981)           536               98              --         (347)
      Other current liabilities.............         2,106          1,158            1,150              --        4,414
      Other liabilities.....................           113            279               --              --          392
                                              ------------    -----------      -----------     -----------     --------
    Net cash provided by operating
      activities............................        18,191          1,496              622          (6,452)      13,857
                                              ------------    -----------      -----------     -----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................        (3,160)          (993)             (12)             --       (4,165)
  Acquisitions, net of cash acquired........       (99,818)            --               --             690      (99,128)
  Net activity in investment in
    subsidiaries............................        (6,488)            --               --           6,488           --
                                              ------------    -----------      -----------     -----------     --------
    Net cash used in investing activities...      (109,466)          (993)             (12)          7,178     (103,293)
                                              ------------    -----------      -----------     -----------     --------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior
    subordinated notes......................       115,000             --               --              --      115,000
  Proceeds from long-term debt..............        46,830             --               --              --       46,830
  Payments on long-term debt................       (73,826)           (32)              --              --      (73,858)
  Borrowings under revolving line of
    credit..................................        11,300             --               --              --       11,300
  Payments on revolving line of credit......        (5,000)          (380)              --              --       (5,380)
  Loan origination fees/bond issuance
    costs...................................        (7,739)            --               --              --       (7,739)
  Penalties on early extinguishment of
    debt....................................        (3,644)            --               --              --       (3,644)
  Distributions.............................          (982)            --               --              --         (982)
  Capital contributions.....................        10,589             --               --              --       10,589
                                              ------------    -----------      -----------     -----------     --------
    Net cash provided by (used in) financing
      activities............................        92,528           (412)              --              --       92,116
                                              ------------    -----------      -----------     -----------     --------
Net change in cash and cash equivalents.....         1,253             91              610             726        2,680
Cash and cash equivalents at beginning of
  period....................................            41            847               --            (726)         162
                                              ------------    -----------      -----------     -----------     --------
Cash and cash equivalents at end of
  period....................................  $      1,294    $       938      $       610     $        --     $  2,842
                                              ============    ===========      ===========     ===========     ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                                              COMBINED
                                                                             GUARANTOR
                                                              SLEEPMASTER   SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                              -----------   ------------   ------------   --------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $  4,148       $ 4,106        $(4,106)     $  4.148
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      1,214           875             --         2,089
    Provision for doubtful accounts.........................        287            --             --           287
    Loss on sale of equipment...............................          9            --             --             9
    Deferred income taxes...................................      1,776            --             --         1,776
    Other non-cash charges..................................        313             7             --           320
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................     (1,129)       (1,282)            --        (2,411)
      Accounts receivable -- other..........................         69          (277)            --          (208)
      Inventories...........................................        171           (58)            --           113
      Other current assets..................................       (142)          (54)            --          (196)
      Other assets..........................................        (49)           52            (44)          (41)
      Accounts payable......................................        992         1,842             --         2,834
      Accrued liabilities...................................       (488)          502             --            14
      Intercompany payable (receivable).....................      5,296        (5,264)           (32)           --
      Other liabilities.....................................         96            44             --           140
                                                               --------       -------        -------      --------
    Net cash provided by operating activities...............     12,563           493         (4,182)        8,874
                                                               --------       -------        -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (1,028)          (67)            --        (1,095)
  Acquisitions, net of cash acquired........................    (32,806)           --             50       (32,756)
                                                               --------       -------        -------      --------
  Net activity in investment in subsidiaries................     (4,106)           --          4,106            --
                                                               --------       -------        -------      --------
  Net cash (used in) provided by investing activities.......    (37,940)          (67)         4,156       (33,851)
                                                               --------       -------        -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt..............................     48,308            --             --        48,308
  Payments on long-term debt................................    (23,414)         (285)            --       (23,699)
  Borrowings under revolving line of credit.................      7,396            --             --         7,396
  Payments on revolving line of credit......................     (7,397)           --             --        (7,397)
  Loan origination fees.....................................       (827)           --             --          (827)
  Distributions.............................................       (234)           --             --          (234)
  Capital contribution......................................        994             6             --         1,000
                                                               --------       -------        -------      --------
    Net cash provided by (used in) financing activities.....     24,826          (279)            --        24,547
                                                               --------       -------        -------      --------
Net change in cash and cash equivalents.....................       (551)          147            (26)         (430)
Cash and cash equivalents at beginning of period............        592             6             (6)          592
                                                               --------       -------        -------      --------
Cash and cash equivalents at end
  of period.................................................   $     41       $   153        $   (32)     $    162
                                                               ========       =======        =======      ========