Form 10-Q
period 2000-03-31
SLEEPMASTER LLC
filed 2000-05-15
CIK 1088914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarterly period ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from _______________ to  _________________.


                        Commission file number 333-81987

                               SLEEPMASTER L.L.C.
             (Exact name of registrant as it appears in its charter)

                New Jersey                              22-3341313
     (State or other jurisdiction of             (IRS Employer ID Number)
      incorporation or organization)

   2001 Lower Road, Linden, New Jersey                  07036-6520
 (Address of principal executive offices)               (Zip Code)

                                 (732) 381-5000
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:            NONE
Securities registered pursuant to Section 12(g) of the Act:            NONE



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

All of the registrant's voting and nonvoting membership interests are held by affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

Class A common units, no par value - 8,000 units as of May 12, 2000 Class B common units, no par value - 0 units as of May 12, 2000

                               SLEEPMASTER L.L.C.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                       Page
         PART I - Financial Information (unaudited)

                  Item 1 - Financial Statements

                       Sleepmaster L.L.C.
                         Condensed Consolidated Statements of Income for the Three Months Ended
                           March 31, 2000 and 1999 ..................................................      3
                         Condensed Consolidated Balance Sheets as of March 31, 2000
                           and December 31, 1999 ....................................................      4
                         Condensed Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 2000 and 1999 ............................................      5
                         Notes to Condensed Consolidated Financial Statements .......................      6-13

                  Item 2 - Management's Discussion and Analysis of Financial Condition and
                             Results of Operations ..................................................     14-15

                  Item 3 - Quantitative and Qualitative Disclosures about Market Risk ...............     15


         PART II - Other Information

                  Item 1 - Legal Proceedings ........................................................     16

                  Item 6 - Exhibits and Reports on Form 8-K .........................................     16

         Signatures .................................................................................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SLEEPMASTER L.L.C.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                              For the Three Months Ended
                                                              --------------------------
                                                          March 31, 2000      March 31, 1999
                                                          --------------      --------------
Net sales                                                    $ 56,101            $ 34,227

Costs and expenses:
     Cost of sales                                             34,839              21,261
     Selling, general and administrative expenses              14,255               8,385
     Amortization of intangibles                                  842                 378
     Interest expense, net                                      4,537               2,030
     Other expense (income), net                                   32                 (86)
                                                             --------            --------

        Income before income taxes                              1,596               2,259

Provision for income taxes                                        624                 915
                                                             --------            --------

        Net income                                           $    972            $  1,344
                                                             ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      March 31, 2000      December 31, 1999
ASSETS
Current assets:
   Cash and cash equivalents                                            $   1,746             $   2,842
   Accounts receivable, less allowance for doubtful accounts
     of $2,080 and $2,360                                                  24,704                24,217
   Accounts receivable--other                                               1,256                 1,691
   Inventories                                                              7,883                 7,531
   Other current assets                                                     1,751                 1,333
                                                                        ---------             ---------
     Total current assets                                                  37,340                37,614
                                                                        ---------             ---------
Property, plant and equipment, net                                         20,915                20,967
Intangible assets, net                                                    129,982               130,824
Other assets                                                               19,457                19,582
                                                                        ---------             ---------
     Total assets                                                       $ 207,694             $ 208,987
                                                                        =========             =========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
   Accounts payable                                                     $  16,180             $  14,264
   Accrued advertising and sales allowances                                 4,846                 5,755
   Accrued interest                                                         5,096                 2,077
   Other current liabilities                                                4,408                 6,472
   Current portion of long-term debt                                        5,013                 5,010
                                                                        ---------             ---------
     Total current liabilities                                             35,543                33,578
                                                                        ---------             ---------
Long-term debt                                                            157,248               161,603
Other liabilities                                                           1,456                 1,463
                                                                        ---------             ---------
     Total long-term liabilities                                          158,704               163,066
                                                                        ---------             ---------
Commitments and contingencies
Redeemable cumulative preferred interests                                  21,034                20,423
Members' Deficit:
   Class A common interests                                                12,229                12,229
   Class B common interests                                                    --                    --
   Accumulated deficit                                                    (20,111)              (20,472)
   Foreign currency translation adjustment                                    295                   163
                                                                        ---------             ---------
     Total members' deficit                                                (7,587)               (8,080)
                                                                        ---------             ---------
     Total liabilities and members' deficit                             $ 207,694             $ 208,987
                                                                        =========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       For the Three Months Ended
                                                                       --------------------------
                                                                   March 31, 2000       March 31, 1999
                                                                   --------------       --------------
Net cash provided by operating activities                             $  3,769             $  2,278

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                        (512)                (571)
   Acquisition, net of cash acquired                                        --              (24,356)
                                                                      --------             --------
     Net cash used in investing activities                                (512)             (24,927)
                                                                      --------             --------

Cash flows from financing activities:
   Proceeds from long-term debt                                             --               23,748
   Payments on long-term debt                                           (1,253)                 (95)
   Borrowings under revolving line of credit                             3,200                   --
   Payments on revolving line of credit                                 (6,300)                  --
   Loan origination fees                                                    --                 (467)
                                                                      --------             --------
     Net cash (used in) provided by financing activities.               (4,353)              23,186
                                                                      --------             --------

Net (decrease) increase in cash and cash equivalents                    (1,096)                 537
Cash and cash equivalents, beginning of period                           2,842                  162
                                                                      --------             --------
Cash and cash equivalents, end of period                              $  1,746             $    699
                                                                      ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Sleepmaster L.L.C. ("Sleepmaster") and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data at December 31, 1999 is derived from the audited financial statements which are included in the Company's
Form 10-K/A for the year ended December 31, 1999 and which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

         Certain reclassifications of previously reported financial information were made to conform to the 2000 presentation.

2.  ACQUISITIONS

         Sleepmaster L.L.C. ("Sleepmaster") acquired the stock of Herr on February 26, 1999, substantially all of the assets of Star on May 18, 1999 and substantially all of the assets of Adam Wuest on November 5, 1999. Each of these acquisitions has been accounted for under the purchase method of accounting and, accordingly, their results are included in these unaudited condensed consolidated financial statements since their respective dates of acquisition.

         The following summarized unaudited pro forma financial information (in thousands) assumes that the acquisitions of Herr, Star and Adam Wuest were consummated on January 1, 1999. The following also gives effect to the issuance of $115,000,000 of 11% senior subordinated notes on May 18, 1999 and the application of the proceeds therefrom. This information is not necessarily indicative of the results that the Company would have achieved had these events actually occurred on such dates or of the Company's actual or future results.

                                                                                March 31, 1999
         Net sales........................................................            $ 52,600
         Net income.......................................................            $  1,087

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                               March 31, 2000       December 31, 1999
         Raw materials....................................................    $          5,688      $          5,402
         Work-in-process..................................................                 427                   476
         Finished goods...................................................               1,768                 1,653
                                                                              ----------------      ----------------
                  Total inventories.......................................    $          7,883      $          7,531
                                                                              ================      ================

4.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                               March 31, 2000       December 31, 1999
         Goodwill.........................................................    $         35,176      $         35,176
         Licenses.........................................................             100,249               100,249
                                                                              ----------------      ----------------
                                                                                       135,425               135,425
         Less: accumulated amortization...................................               5,443                 4,601
                                                                              ----------------      ----------------
                                                                              $        129,982      $        130,824
                                                                              ================      ================

5.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company recorded a charge to retained earnings (deficit) of $611,000 and $548,000 for the three months ended March 31, 2000 and 1999, respectively, representing the accretion of redeemable cumulative preferred interests at a compounded annual rate of 12%.

6.  SUBSEQUENT EVENTS

         On April 28, 2000, Sleepmaster entered into and consummated a stock purchase agreement with Simon Mattress Manufacturing Co. ("Simon Mattress") and its stockholders, pursuant to which Sleepmaster purchased the capital stock of Simon Mattress for approximately $40,000,000, net of cash acquired. Sleepmaster financed the acquisition using proceeds from an expanded credit facility, entered into on April 28, 2000. This facility amended and restated the Company's existing credit facility to provide for an aggregate amount of borrowings of up to $103,875,000, comprising a $33,000,000 revolving credit facility, a $35,875,000 amortizing term loan facility and a $35,000,000 incremental amortizing term loan facility. The acquisition of Simon Mattress was financed by borrowings under the incremental term loan facility and a portion of the revolving credit facility. The terms of the amended and restated facility are substantially equivalent to those of the prior facility.

7.  GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

         As of May 18, 1999, Sleepmaster and each of its domestic wholly owned subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the $115,000,000 of 11% senior subordinated notes due 2009 (the "Notes"). The Company generates funds necessary to satisfy its debt service obligations from either its own operations or by distributions or advances from its subsidiaries. There are no contractual or legal restrictions that could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of Sleepmaster's principal direct subsidiaries by virtue of the guarantees, Sleepmaster has a foreign subsidiary ("Non-Guarantor Subsidiary") that is not included among the Guarantor Subsidiaries and such subsidiary will not be obligated with respect to the Notes. As a consequence, the claims of creditors of the Non-Guarantor Subsidiary will effectively have priority with respect to the assets and earnings of this subsidiary over the claims of creditors of Sleepmaster, including the holders of the Notes.

         The following supplemental condensed consolidating financial statements present:

         1. Condensed consolidating balance sheets as of March 31, 2000 and December 31, 1999; condensed consolidating statements of income and cash flows for the three months ended March 31, 2000 and 1999.

         2. Sleepmaster, combined Guarantor Subsidiaries and Non-Guarantor Subsidiary with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate Sleepmaster and all of its subsidiaries.

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL
Net sales                                   $ 18,763         $ 34,160         $  3,809         $   (631)        $ 56,101
Costs and expenses:
   Cost of sales                              12,485           20,590            2,395             (631)          34,839
   Selling, general and
   administrative                              4,486            8,939              830               --           14,255
   Amortization of intangibles                   122              623               97               --              842
   Interest expense, net                       2,696            1,846               (5)              --            4,537
   Other expense (income), net                    57               (4)             (21)              --               32
                                            --------         --------         --------         --------         --------
(Loss) income before income
   taxes                                      (1,083)           2,166              513               --            1,596
(Benefit) provision for income taxes            (398)             857              165               --              624
(Income) loss from equity
   investees, net of tax                      (1,657)              --               --            1,657               --
                                            --------         --------         --------         --------         --------
Net income (loss)                           $    972         $  1,309         $    348         $ (1,657)        $    972
                                            ========         ========         ========         ========         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                       COMBINED
                                                                       GUARANTOR
                                                      SLEEPMASTER     SUBSIDIARIES    ELIMINATIONS         TOTAL
Net sales                                              $ 18,185         $ 16,084         $    (42)        $ 34,227
Costs and expenses:
   Cost of sales                                         11,826            9,477              (42)          21,261
   Selling, general and administrative expenses           4,354            4,031               --            8,385
   Amortization of intangibles                              162              216               --              378
   Interest expense, net                                  1,981               49               --            2,030
   Other income, net                                        (85)              (1)              --              (86)
                                                       --------         --------         --------         --------
(Loss) income before income taxes                           (53)           2,312               --            2,259
(Benefit) provision for income taxes                        (21)             936               --              915
(Income) loss from equity investees,
   net of tax                                            (1,376)              --            1,376               --
                                                       --------         --------         --------         --------
Net income (loss)                                      $  1,344         $  1,376         $ (1,376)        $  1,344
                                                       ========         ========         ========         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                                 (IN THOUSANDS)


                                                                   COMBINED           NON-
                                                                   GUARANTOR        GUARANTOR
                                                 SLEEPMASTER      SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS        TOTAL
ASSETS
Current assets:
Cash and cash equivalents                         $       0         $     782        $     964        $       0         $   1,746
Accounts receivable                                  11,442            12,170            1,441             (349)           24,704
Accounts receivable--other                              823               433               --               --             1,256
Intercompany receivable (payable)                         0            22,056            2,179          (24,235)               --
Inventories                                           2,400             5,032              451               --             7,883
Other current assets                                  1,268               838               37             (392)            1,751
                                                  ---------         ---------        ---------        ---------         ---------
   Total current assets                              15,933            41,311            5,072          (24,976)           37,340
                                                  ---------         ---------        ---------        ---------         ---------
Property, plant and equipment, net                    4,532            15,684              699               --            20,915
Intangible assets, net                               17,003            97,085           15,894               --           129,982
Intercompany receivable (payable)                    69,142                --               --          (69,142)               --
Investment in subsidiaries                           69,286                --               --          (69,286)               --
Other assets                                         19,571               900                4           (1,018)           19,457
                                                  ---------         ---------        ---------        ---------         ---------
   Total assets                                   $ 195,467         $ 154,980        $  21,669        $(164,422)        $ 207,694
                                                  =========         =========        =========        =========         =========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                  $   6,295         $   9,850        $     384        $    (349)        $  16,180
Accrued advertising and sales allowances              2,694             1,848              304               --             4,846
Accrued interest                                      5,031                65               --               --             5,096
Other current liabilities                               390             3,018            1,392             (392)            4,408
Intercompany payable (receivable)                    23,994               325               --          (24,319)               --
Current portion of long-term debt                     4,500               513               --               --             5,013
                                                  ---------         ---------        ---------        ---------         ---------
   Total current liabilities                         42,904            15,619            2,080          (25,060)           35,543
                                                  ---------         ---------        ---------        ---------         ---------
Intercompany payable (receivable)                        --            69,142               --          (69,142)               --
Long-term debt                                      149,575             7,673               --               --           157,248
Other liabilities                                       446             1,338              690           (1,018)            1,456
                                                  ---------         ---------        ---------        ---------         ---------
   Total long-term liabilities                      150,021            78,153              690          (70,160)          158,704
                                                  ---------         ---------        ---------        ---------         ---------
Redeemable cumulative preferred interests            21,034                --               --               --            21,034
Members' (deficit) equity                           (18,492)           61,208           18,899          (69,202)           (7,587)
                                                  ---------         ---------        ---------        ---------         ---------
   Total liabilities and members' equity
   (deficit)                                      $ 195,467         $ 154,980        $  21,669        $(164,422)        $ 207,694
                                                  =========         =========        =========        =========         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                   COMBINED           NON-
                                                                   GUARANTOR        GUARANTOR
                                                 SLEEPMASTER      SUBSIDIARIES      SUBSIDIARY     ELIMINATIONS           TOTAL
ASSETS
Current assets:
Cash and cash equivalents                         $   1,294         $     934        $     612        $       2         $   2,842
Accounts receivable                                  10,282            11,800            2,310             (175)           24,217
Accounts receivable--other                            1,061               630               --               --             1,691
Intercompany (payable) receivable                       (17)           18,144            1,503          (19,630)               --
Inventories                                           2,378             4,637              516               --             7,531
Other current assets                                  1,076               626               24             (393)            1,333
                                                  ---------         ---------        ---------        ---------         ---------
   Total current assets                              16,074            36,771            4,965          (20,196)           37,614
                                                  ---------         ---------        ---------        ---------         ---------
Property, plant and equipment, net                    4,477            15,773              717               --            20,967
Intangible assets, net                               17,119            97,707           15,998               --           130,824
Intercompany receivable (payable)                    67,378                --               --          (67,378)               --
Investment in subsidiaries                           67,628                --               --          (67,628)               --
Other assets                                         19,132               569                3             (122)           19,582
                                                  ---------         ---------        ---------        ---------         ---------
   Total assets                                   $ 191,808         $ 150,820        $  21,683        $(155,324)        $ 208,987
                                                  =========         =========        =========        =========         =========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                  $   4,984         $   8,808        $     645        $    (173)        $  14,264
Accrued advertising and sales allowances              3,541             1,758              456               --             5,755
Other current liabilities                             4,251             3,327            1,364             (393)            8,549
Intercompany payable (receivable)                    19,599                --               --          (19,599)               --
Current portion of long-term debt                     4,500               510               --               --             5,010
                                                  ---------         ---------        ---------        ---------         ---------
   Total current liabilities                         36,875            14,403            2,465          (20,165)           33,578
                                                  ---------         ---------        ---------        ---------         ---------
Intercompany payable (receivable)                        --            67,378               --          (67,378)               --
Long-term debt                                      153,800             7,803               --               --           161,603
Other liabilities                                      (437)            1,337              685             (122)            1,463
                                                  ---------         ---------        ---------        ---------         ---------
   Total long-term liabilities                      153,363            76,518              685          (67,500)          163,066
                                                  ---------         ---------        ---------        ---------         ---------
Redeemable cumulative preferred interests            20,423                --               --               --            20,423
Members' (deficit) equity                           (18,853)           59,899           18,533          (67,659)           (8,080)
                                                  ---------         ---------        ---------        ---------         ---------
   Total liabilities and members' equity
   (deficit)                                      $ 191,808         $ 150,820        $  21,683        $(155,324)        $ 208,987
                                                  =========         =========        =========        =========         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)


                                                                  COMBINED
                                                                  GUARANTOR      NON-GUARANTOR
                                                  SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS        TOTAL
Net cash provided by (used in) operating
  activities                                        $ 4,851         $   204         $   371         $(1,657)        $ 3,769
                                                    -------         -------         -------         -------         -------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                    (263)           (232)            (17)             --            (512)
   Net activity in investment in
     subsidiaries                                    (1,657)             --              --           1,657              --
                                                    -------         -------         -------         -------         -------
      Net cash (used in) provided by investing
        activities                                   (1,920)           (232)            (17)          1,657            (512)
                                                    -------         -------         -------         -------         -------

Cash flows from financing activities:
   Payments on long-term debt                        (1,125)           (128)             --              --          (1,253)
   Borrowings under revolving line of credit          3,200              --              --              --           3,200
   Payments on revolving line of credit              (6,300)             --              --              --          (6,300)
                                                    -------         -------         -------         -------         -------
      Net cash used in financing activities          (4,225)           (128)             --              --          (4,353)
                                                    -------         -------         -------         -------         -------

Net (decrease) increase in cash and cash
  equivalents                                        (1,294)           (156)            354              --          (1,096)
Cash and cash equivalents, beginning of
  period                                              1,294             938             610              --           2,842
                                                    -------         -------         -------         -------         -------
Cash and cash equivalents, end of period            $    --         $   782         $   964         $    --         $ 1,746
                                                    =======         =======         =======         =======         =======

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                           COMBINED
                                                                           GUARANTOR
                                                         SLEEPMASTER      SUBSIDIARIES     ELIMINATIONS        TOTAL
Net cash provided by (used in) operating activities        $  3,563         $     59         $ (1,344)        $  2,278

Cash flows from investing activities:
   Purchases of property, plant and equipment, net             (571)              --               --             (571)
   Net activity in investment in subsidiaries                (1,376)              --            1,376               --
   Acquisition, net of cash acquired                        (24,356)              --               --          (24,356)
                                                           --------         --------         --------         --------
      Net cash (used in) provided by investing
         activities                                         (26,303)              --            1,376          (24,927)
                                                           --------         --------         --------         --------

Cash flow from financing activities:
   Proceeds from long-term debt                              23,748               --               --           23,748
   Payments on long-term debt                                    --              (95)              --              (95)
   Loan origination fees                                       (467)              --               --             (467)
                                                           --------         --------         --------         --------
      Net cash provided by (used in)
      financing activities                                   23,281              (95)              --           23,186
                                                           --------         --------         --------         --------

Net increase (decrease) in cash and cash equivalents            541              (36)              32              537
Cash and cash equivalents, beginning of period                   41              153              (32)             162
                                                           --------         --------         --------         --------
Cash and cash equivalents, end of period                   $    582         $    117         $     --         $    699
                                                           ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

GENERAL

      Sleepmaster acquired the stock of Herr on February 26, 1999, substantially all of the assets of Star on May 18, 1999 and substantially all of the assets of Adam Wuest on November 5, 1999. Each of these acquisitions has been accounted for using the purchase method of accounting. The Company's historical results of operations reflect the results of the acquired businesses since their respective dates of acquisition. Therefore, the historical operating results of the Company for the periods presented are not necessarily comparable.

QUARTER ENDED MARCH 31, 2000 AS COMPARED TO QUARTER ENDED MARCH 31, 1999

      Net Sales. Net sales increased 63.9%, or $21.9 million, to $56.1 for the first quarter of 2000, from $34.2 million for the first quarter of 1999. A significant portion of the increase was due to the contribution of net sales from Herr, acquired on February 26, 1999, Star, acquired on May 18, 1999 and Adam Wuest, acquired on November 5, 1999. Net sales contributed by Herr, Star and Adam Wuest in the first quarter of 2000 were $5.7 million, $3.7 million and $12.2 million, respectively. Excluding the acquisitions of Herr, Star, and Adam Wuest, net sales increased by 7.1%, or $2.3 million, for the first quarter of 2000. Generally, higher unit sales volumes and higher average unit selling prices resulting from shifts in product sales mix toward higher priced products contributed to this increase.

      Cost of Sales. Cost of sales increased 63.9%, or $13.5 million, to $34.8 for the first quarter of 2000, from $21.3 million for the first quarter of 1999. Cost of sales as a percentage of net sales remained constant at 62.1% in 2000 and 1999. Margins were favorably impacted by Sleepmaster successfully obtaining volume-related cost savings on raw material purchases as a result of the acquisitions of Herr, Star and Adam Wuest. This impact was offset by an increase in direct labor costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 70.0%, or $5.9 million, to $14.3 million for the first quarter of 2000 from $8.4 million for the similar period of 1999. The increase in SG&A is primarily due to the SG&A associated with the Company's acquisitions of Herr, Star and Adam Wuest in 1999. SG&A as a percentage of sales increased to 25.4% in the first quarter of 2000 from 24.5% in the first quarter of 1999. This increase is primarily attributable to the increase of corporate costs associated with the aforementioned acquisitions.

      Amortization of Intangibles. Amortization of intangibles increased $0.4 million to $0.8 million for the first quarter of 2000 from $0.4 for the first quarter of 1999. The increase is a result of the intangible assets acquired in connection with the acquisitions of Herr, Star and Adam Wuest in 1999.

      Interest Expense, Net. Interest expense increased $2.5 million to $4.5 million for the quarter ended March 31, 2000 from $2.0 million for the quarter ended March 31, 1999. This increase was due primarily to the cost of additional debt financing incurred for the acquisition of Adam Wuest and the issuance of senior subordinated notes on May 18, 1999.

      Provision for Income Taxes. The provision for income taxes resulted in an effective tax rate of 39.1% in the first quarter of 2000, down from 40.5% in the first quarter of 1999. The effective tax rate decreased due to the expansion of business activities into lower tax jurisdictions as a result of the aforementioned acquisitions.

      Net Income. As a result of the above factors, net income decreased by $0.3 million, to $1.0 million for the quarter ended March 31, 2000 compared to $1.3 million for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its current credit facility. Cash and cash equivalents decreased by $1.1 million to $1.7 million as of March 31, 2000 from $2.8 million at December 31, 1999. Net cash provided by operating activities totaled $3.8 million in the first quarter of 2000 compared to $2.3 in the first quarter of 1999. The increase in cash flows from operations is primarily a result of the acquisitions of Herr, Star and Adam Wuest. During the first quarter of 1999, net cash used in investing activities totaled $24.9 million, primarily resulting from the acquisition of Herr on February 26, 1999. During the first quarter of 2000, net cash of $4.4 million was used in financing activities to reduce outstanding long-term borrowings, compared with cash inflows of $23.2 million during the first quarter of 1999. Financing cash inflows in 1999 arose primarily from borrowings under an increased credit facility to acquire Herr.

      Capital expenditures totaled $0.5 million for the first quarter of 2000. These capital expenditures consisted primarily of normal recurring capital expenditures. Management expects that capital expenditures at all of its existing facilities will be approximately $4.5 million in 2000. Management believes that annual capital expenditure limitations under its current credit facility will not significantly inhibit Sleepmaster from meeting its capital needs.

      As of March 31, 2000, the Company had approximately $20.4 million available under its revolving credit facility with letters of credit issued totaling approximately $9.4 million outstanding. Management believes that cash flows generated from operations, together with its borrowing capacity, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future.

SUBSEQUENT EVENTS

      On April 28, 2000, Sleepmaster entered into a stock purchase agreement with another Serta, Inc. licensee, Simon Mattress Manufacturing Co. ("Simon Mattress"), and its stockholders, pursuant to which Sleepmaster acquired the capital stock of Simon Mattress. Simon Mattress is engaged in the manufacturing and sale of conventional bedding products, including mattresses and box springs, which are sold to both institutional purchasers and retailers in Northern California, Oregon, Washington, Idaho, Nevada and Hawaii. Sleepmaster, as a result of the transaction, will operate three additional manufacturing facilities located in California, Washington and Hawaii which were previously owned by Simon Mattress.

      The purchase price of the acquisition was approximately $40.0 million, net of cash acquired. Sleepmaster financed the acquisition using proceeds from an expanded credit facility entered into on April 28, 2000 with its existing lenders.

YEAR 2000

      In order to minimize or eliminate the effect of the Year 2000 risk on the Company's business systems and applications, the Company identified, evaluated, implemented and tested changes to its computer systems, applications and software necessary to achieve Year 2000 compliance. The computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. The Company continues to keep its Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. Management does not anticipate any significant problems related to these events. The total cost of the Year 2000 compliance program was approximately $650,000 and was incurred principally during the first two quarters of 1999. The Company expensed and capitalized the costs to complete its compliance plan in accordance with appropriate accounting policies.

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

      The Company's earnings are sensitive to changes in short-term interest rates as a result of its borrowings under the amended and restated credit facility. The Company also manages its portfolio of fixed-rate debt to reduce its exposure to interest rate changes. The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains or losses in the fair value of this debt due to differences between market interest rates and rates at the inception of the obligation. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations, or in how such exposure is managed in the near future.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurance that such expectations can be attained. Factors that could cause actual results to differ materially from the Company's expectations include; general business and economic conditions; competitive factors; raw materials availability and pricing; fluctuations in demand; and retention and availability of qualified employees.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is, from time to time, a party to litigation arising in the normal course of business, most of which involves claims for personal injury and property damage incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial position, results of operations or cash flows, of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit:
          27.1 Financial Data Schedule.

(b)      Report on Form 8-K:
          Report on Form 8-K, filed May 12, 2000, regarding the Company's acquisition of Simon Mattress Manufacturing Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linden, State of New Jersey.

                                    SLEEPMASTER L.L.C.



                                    By: /s/  Charles Schweitzer
                                        --------------------------------------
                                        President and Chief Executive Officer

Dated:  May 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

               SIGNATURE                               CAPACITY                                 DATE

         /s/  Charles Schweitzer             President and Chief Executive                  May 15, 2000
         ---------------------------
               Charles Schweitzer                  Officer, Advisor


         /s/   James P. Koscica           Executive Vice President and Chief                May 15, 2000
         ---------------------------
               James P. Koscica               Financial Officer, Advisor