Form 10-Q
period 2000-06-30
SLEEPMASTER LLC
filed 2000-08-14
CIK 1088914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended June 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition from _________ to _________.


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

Class A common units, no par value - 8,000 units as of August 14, 2000 Class B common units, no par value - 0 units as of August 14, 2000

                               SLEEPMASTER L.L.C.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX




                                                                                               Page
PART I - Financial Information (unaudited)

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Income for the
                     Three and Six Months Ended June 30, 2000 and 1999..................      3

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                     and December 31, 1999 .............................................      4

                  Condensed Consolidated Statements of Cash Flows for
                     the Six Months Ended June 30, 2000 and 1999........................      5

                  Notes to Condensed Consolidated Financial Statements..................   6-16

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................  17-20

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk...........................................................     20

PART II - Other Information

         Item 1 - Legal Proceedings.....................................................     21

         Item 6 - Exhibits and Reports on Form 8-K......................................     21

             Signatures.................................................................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SLEEPMASTER L.L.C.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                               For the Three Months      For the Six Months
                                                 Ended June 30,            Ended June 30,
                                            ------------------------   -----------------------
                                               2000          1999         2000          1999
                                            ---------      ---------   ---------      --------
Net sales                                   $ 63,663       $ 39,759    $ 120,164      $ 73,986

Costs and expenses:
     Cost of sales                            39,306         24,807       74,545        46,068
     Selling, general and administrative
         expenses                             16,534          9,829       30,789        18,214
     Amortization of intangibles               1,030            458        1,872           836
     Interest expense, net                     5,796          2,848       10,333         4,878
     Other expense (income), net                  22             43           54          (43)
                                            ---------      ---------   ---------      --------

        Income before income taxes and
           extraordinary items                   975          1,774        2,571         4,033

Provision for income taxes                       381            833        1,005         1,748
                                            ---------      ---------   ---------      --------
        Income before extraordinary items   $    594       $    941    $   1,566      $  2,285

Extraordinary items, net of income taxes        (208)        (3,167)        (208)       (3,167)
                                            ---------      ---------   ---------      --------
         Net income (loss)                  $    386       $ (2,226)   $   1,358      $   (882)
                                            ========       ========    =========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      June 30, 2000      December 31, 1999
ASSETS
Current assets:
   Cash and cash equivalents                                            $  13,437             $   2,842
   Accounts receivable, less allowance for doubtful accounts
     of $3,562 and $2,360                                                  39,480                24,217
   Accounts receivable--other                                               1,985                 1,691
   Inventories                                                             14,584                 7,531
   Other current assets                                                     5,464                   613
   Deferred income taxes                                                       --                   720
                                                                        ---------             ---------
     Total current assets                                                  74,950                37,614
                                                                        ---------             ---------
Property, plant and equipment, net                                         46,344                20,967
Intangible assets, net                                                    334,959               130,824
Other assets                                                               13,203                 7,290
Deferred income taxes                                                          --                12,292
                                                                        ---------             ---------
     Total assets                                                       $ 469,456             $ 208,987
                                                                        =========             =========

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                     $  25,883             $  14,264
   Accrued advertising and sales allowances                                 8,164                 5,755
   Accrued interest                                                         1,878                 2,077
   Payable to sellers in connection
     with purchase of Crescent                                             11,293                    --
   Other current liabilities                                               11,952                 6,472
   Current portion of long-term debt                                        9,889                 5,010
   Deferred income taxes                                                      161                    --
                                                                        ---------             ---------
     Total current liabilities                                             69,220                33,578
                                                                        ---------             ---------
Long-term debt                                                            283,569               161,603
Other liabilities                                                           1,426                 1,463
Deferred income taxes                                                      59,946                    --
                                                                        ---------             ---------
     Total long-term liabilities                                          344,941               163,066
                                                                        ---------             ---------
Commitments and contingencies
Redeemable cumulative preferred interests                                  21,644                20,423
Members' Equity (Deficit):
   Class A common interests                                                53,854                12,229
   Class B common interests                                                    --                    --
   Accumulated deficit                                                    (20,335)              (20,472)
   Foreign currency translation adjustment                                    132                   163
                                                                        ---------             ---------
     Total members' equity (deficit)                                       33,651                (8,080)
                                                                        ---------             ---------
     Total liabilities and members' equity (deficit)                    $ 469,456             $ 208,987
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

                               SLEEPMASTER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         For the Six Months Ended
                                                                                 June 30
                                                                     ---------------------------------
                                                                         2000                1999
                                                                     ------------       --------------
Net cash provided by operating activities                            $  19,849            $  4,161

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                      (1,966)             (1,971)
   Proceeds from sale of asset                                              --                  11
   Acquisitions, net of cash acquired                                 (160,960)            (41,470)
                                                                     ---------            ---------
     Net cash used in investing activities                            (162,926)            (43,430)
                                                                     ---------            ---------

Cash flows from financing activities:
   Proceeds from issuance of senior subordinated notes                  25,000             115,000
   Proceeds from long-term debt                                        179,861                  --
   Payments on long-term debt                                          (88,116)            (64,281)
   Loan origination fees/bond issuance costs                            (5,898)             (5,787)
   Penalties on early extinguishment of debt                                --              (3,645)
   Borrowings under revolving line of credit                            12,700                  --
   Payments on revolving line of credit                                (11,500)                 --
   Capital contributions                                                41,625                  --
   Distributions                                                            --                (748)
                                                                     ---------            ---------
     Net cash provided by financing activities.                        153,672              40,539
                                                                     ---------            ---------

Net increase in cash and cash equivalents                               10,595               1,270
Cash and cash equivalents, beginning of period                           2,842                 162
                                                                     ---------            ---------
Cash and cash equivalents, end of period                             $  13,437            $  1,432
                                                                     =========            =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Sleepmaster L.L.C. ("Sleepmaster") and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data at December 31, 1999 is derived from the audited financial statements which are included in the Company's Form 10-K/A for the year ended December 31, 1999 and which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

         Certain reclassifications of previously reported financial information were made to conform to the 2000 presentation.

2. ACQUISITIONS

         On April 28, 2000, Sleepmaster acquired all the capital stock of Simon Mattress Manufacturing Co. ("Simon ")for approximately $42,164,000 in cash. Sleepmaster financed the acquisition using proceeds from a second amended and restated credit facility.

         On June 30, 2000, Sleepmaster acquired all the capital stock of Crescent Sleep Products Company ("Crescent") for approximately $117,539,000 in cash and the assumption of $8,900,000 of industrial revenue bonds. Sleepmaster financed the acquisition using proceeds from a third amended and restated credit facility, the issuance of an additional $25,000,000 of senior subordinated notes, and $41,500,000 of equity from a group of investors and certain members of Crescent's management.

         These acquisitions were accounted for under the purchase method and, accordingly, Simon's and Crescent's results are included in the consolidated financial statements since their respective dates of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and is being amortized over 40 years.

         A summary of the purchase price allocations (in thousands) is as follows:

                                                                       Simon             Crescent
                                                                       -----             --------
                  Current assets...................................$   11,850           $    12,476
                  Property, plant and equipment...................      8,756                15,970
                  Other assets....................................        787                 5,956
                  Goodwill........................................     45,322               160,730
                  Current liabilities.............................     (6,033)               (8,985)
                  Long-term debt..................................         --                (8,900)
                  Other liabilities...............................    (18,059)              (58,970)
                                                                       ------               --------
                           Total..................................  $  42,623           $   118,277

         The following summarized unaudited pro forma financial information (in thousands) for the six month periods ended June 30, 2000 and 1999 assumes that the acquisitions of Simon and Crescent were consummated on January 1, 1999. This information is not necessarily indicative of the results that the Company would have achieved had these events actually occurred on such dates or of the Company's actual or future results.

                                                        June 30,        June 30,
                                                          2000            1999
                                                          ----            ----
            Net sales...............................   $ 176,592       $ 134,480
            Income before extraordinary items.......       1,790           1,822



         Income before extraordinary items excludes one- time transaction related expenses of approximately $2,300,000.

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                               June 30, 2000       December 31, 1999
         Raw materials....................................................    $         10,339      $          5,402
         Work-in-process..................................................               1,039                   476
         Finished goods...................................................               3,206                 1,653
                                                                              ----------------      ----------------
                  Total inventories.......................................    $         14,584      $          7,531
                                                                              ================      ================


4.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                               June 30, 2000       December 31, 1999
         Goodwill.........................................................    $        241,183      $         35,176
         Licenses.........................................................             100,249               100,249
                                                                              ----------------      ----------------
                                                                                       341,432               135,425
         Less: accumulated amortization...................................               6,473                 4,601
                                                                              ----------------      ----------------
                                                                              $        334,959      $        130,824
                                                                              ================      ================

         The purchase price, in excess of the fair values of assets and liabilities acquired of both Simon and Crescent, has been allocated to goodwill in the balance sheet at June 30, 2000. The Company believes that the only identifiable intangible asset to which the purchase price will be allocated is the Serta license acquired. Furthermore, the Company believes that amortization period for the license is the same as the amortization period for goodwill. The Company is currently in the process of determining the appropriate amounts which will be allocated to the licenses.

5.  DEBT

         On April 28, 2000, the Company expanded and restated its existing credit facility to provide for an aggregate amount of borrowings of up to $103,875,000, comprising a $33,000,000 revolving credit facility, a $35,875,000 amortizing term loan facility and a $35,000,000 incremental amortizing term loan facility (the "Second Amended and Restated Credit Facility"). The terms of the Second Amended and Restated Credit Facility were substantially equivalent to those of the prior facility. Borrowings under the Second Amended and Restated Credit Facility were used to finance the acquisition of Simon.

         On June 30, 2000, in connection with the acquisition of Crescent, the Company issued an additional $25,000,000 of 13.4% senior subordinated notes due November, 2009. Also on June 30, 2000, the Company entered into a third amended and restated credit agreement to provide for an aggregate amount of borrowings of up to $172,500,000, comprising a $40,000,000 5.5 year revolving credit facility, a 5.5 year Tranche A term loan of $57,500,000 and a 6.5 year Tranche B term loan of $75,000,000 (the "Third Amended and Restated Credit Facility"). This new facility includes a letter of credit sublimit of $25,000,000. Borrowings under this credit facility bear interest at floating rates based on LIBOR or applicable alternative base rates. Sleepmaster financed the acquisition of Crescent using proceeds from the Third Amended and Restated Credit Facility, the issuance of the $25,000,000 of senior subordinated notes, and $41,500,000 of equity from a group of investors and certain members of Crescent's management.

         In connection with the Third Amended and Restated Credit Facility, the Company wrote-off unamortized debt issuance costs. One bank included in the syndication of banks which were part of the Second Amended and Restated Credit Facility did not continue in the syndication of banks in connection with the Third Amended and Restated Credit Facility and its debt was extinguished. An extraordinary loss of $208,000, net of the associated income tax, was recorded in connection with this extinguishment. In accordance with the Emerging Issues Task Force No. 98-14, for three banks which continued with the syndication of banks in connection with the Third Amended and Restated Credit Facility, a charge to interest expense of $564,000 to write-off unamortized debt issuance costs was recorded.


6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the staff of the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements", which addressed some of the staff's concerns over the application of Generally Accepted Accounting Principles for revenue recognition. The Company is currently evaluating the impact, if any, of SAB 101, as amended, on its results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company recorded a charge to retained earnings (deficit) of $1,221,000 and $1,111,000 for the six months ended June 30, 2000 and 1999, respectively, representing the accretion of redeemable cumulative preferred interests at a compounded annual rate of 12%.


8.  GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

         As of May 18, 1999 and June 30, 2000, Sleepmaster and each of its domestic wholly owned subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the $115,000,000 of 11% senior subordinated notes due 2009 and the $25,000,000 of 13.4% senior subordinated notes due 2009 (the "Notes"), respectively. The Company generates funds necessary to satisfy its debt service obligations from either its own operations or by distributions or advances from its subsidiaries. There are no contractual or legal restrictions that could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of Sleepmaster's principal direct subsidiaries by virtue of the guarantees, Sleepmaster has a foreign subsidiary ("Non-Guarantor Subsidiary") that is not included among the Guarantor Subsidiaries and such subsidiary will not be obligated with respect to the Notes. As a consequence, the claims of creditors of the Non-Guarantor Subsidiary will effectively have priority with respect to the assets and earnings of this subsidiary over the claims of creditors of Sleepmaster, including the holders of the Notes.


         The following supplemental condensed consolidating financial statements present:

         1. Condensed consolidating balance sheets as of June 30, 2000 and December 31, 1999; condensed consolidating statements of income for the three and six months ended June 30, 2000 and 1999, respectively; condensed consolidating statements of cash flows for the six months ended June 30, 2000 and 1999.

         2. Sleepmaster, combined Guarantor Subsidiaries and Non-Guarantor Subsidiary with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate Sleepmaster and all of its subsidiaries.

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL
Net sales                                   $ 18,527         $ 40,957         $  4,467         $   (288)        $ 63,663
Costs and expenses:
   Cost of sales                              12,614           24,147            2,833             (288)          39,306
   Selling, general and
     administrative expenses                   4,146           11,404              984               --           16,534
   Amortization of intangibles                   122              812               96               --            1,030
   Interest expense, net                       3,995            1,803               (2)              --            5,796
   Other expense, net                             25                1               (4)              --               22
                                            --------         --------         --------         --------         --------
(Loss) income before income
   taxes and extraordinary items              (2,375)           2,790              560               --              975
(Benefit) provision for income taxes            (938)           1,119              200               --              381
                                            --------         --------         --------         --------         --------
(Loss) income before extraordinary
   items                                      (1,437)           1,671              360               --              594
Extraordinary items, net of
   income taxes                                 (208)              --               --               --             (208)
(Income) loss from equity investees
   net of tax                                 (2,031)              --               --            2,031               --
                                            --------         --------         --------         --------         --------
   Net income (loss)                        $    386         $  1,671          $   360          $(2,031)        $    386
                                            ========         ========         ========         ========         ========


                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)


                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL
Net sales                                   $ 19,060         $ 18,486         $  2,301         $    (88)        $ 39,759
Costs and expenses:
   Cost of sales                              12,556           10,924            1,415              (88)          24,807
   Selling, general and
    administrative expenses                    4,513            4,805              511               --            9,829
   Amortization of intangibles                   160              298               --               --              458
   Interest expense, net                       2,781               60                7               --            2,848
   Other expense, net                             36               --                7               --               43
                                            --------         --------         --------         --------         --------
(Loss) income before income
   taxes and extraordinary items                (986)           2,399              361               --            1,774
(Benefit) provision for income taxes            (409)           1,112              130               --              833
                                            --------         --------         --------         --------         --------
(Loss) income before extraordinary items        (577)           1,287              231               --              941
Extraordinary items, net of income taxes      (3,167)              --               --               --           (3,167)
(Income) loss from equity
   investees, net of tax                      (1,518)              --               --            1,518               --
                                            --------         --------         --------         --------         --------
Net (loss) income                           $ (2,226)        $  1,287         $    231         $ (1,518)        $ (2,226)
                                            ========         ========         ========         ========         ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL
Net sales                                   $ 37,290         $ 75,117         $  8,276         $   (519)        $120,164
Costs and expenses:
   Cost of sales                              25,099           44,737            5,228             (519)          74,545
   Selling, general and
     administrative expenses                   8,632           20,343            1,814               --           30,789
   Amortization of intangibles                   244            1,435              193               --            1,872
   Interest expense (income), net              6,691            3,649               (7)              --           10,333
   Other expense, net                             82               (3)             (25)              --               54
                                            --------         --------         --------         --------         --------
(Loss) income before income
   taxes and extraordinary items              (3,458)           4,956            1,073               --            2,571
(Benefit) provision for income taxes          (1,336)           1,976              365               --            1,005
                                            --------         --------         --------         --------         --------
(Loss) income before extraordinary items      (2,122)           2,980              708               --            1,566
Extraordinary items, net of income taxes        (208)              --               --               --             (208)
(Income) loss from equity investees, net
   of tax                                     (3,688)              --               --            3,688               --
                                            --------         --------         --------         --------         --------
  Net income (loss)                         $  1,358         $  2,980          $   708          $(3,688)         $ 1,358
                                            ========         ========         ========         ========         ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)


                                                             COMBINED
                                                             GUARANTOR    NON-GUARANTOR
                                            SLEEPMASTER     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS        TOTAL
Net sales                                    $ 37,245         $ 34,570      $  2,301       $   (130)       $ 73,986
Costs and expenses:
   Cost of sales                               24,382           20,401         1,415           (130)         46,068
   Selling, general and
     administrative expenses                    8,867            8,836           511             --          18,214
   Amortization of intangibles                    322              514            --             --             836
   Interest expense, net                        4,762              109             7             --           4,878
   Other (income) expense, net                    (49)              (1)            7             --             (43)
                                             --------         --------      --------       --------        --------
(Loss) income before income taxes and
   extraordinary items                         (1,039)           4,711           361             --           4,033
(Benefit) provision for income taxes             (430)           2,048           130             --           1,748
                                             --------         --------      --------       --------        --------
(Loss) income before extraordinary items         (609)           2,663           231             --           2,285
Extraordinary items, net of income taxes       (3,167)              --            --             --          (3,167)
(Income) loss from equity investees,
   net of tax                                  (2,894)              --            --          2,894              --
                                             --------         --------      --------       --------        --------
Net (loss) income                            $   (882)        $  2,663      $    231       $ (2,894)       $   (882)
                                             ========         ========      ========       ========        ========

\


                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000
                                 (IN THOUSANDS)



                                                                   COMBINED           NON-
                                                                   GUARANTOR        GUARANTOR
                                                 SLEEPMASTER      SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS        TOTAL
ASSETS
Current assets:
Cash and cash equivalents                         $  13,217         $     140        $      80        $      --         $  13,437
Accounts receivable                                  12,395            23,787            3,303               (5)           39,480
Accounts receivable--other                            1,286               644               55               --             1,985
Intercompany receivable (payable)                        --            28,652            2,175          (30,827)               --
Inventories                                           2,674            11,452              458               --            14,584
Other current assets                                  2,023             3,391               50               --             5,464
Deferred income taxes                                   735             1,467               --           (2,202)               --
                                                  ---------         ---------        ---------        ---------         ---------
   Total current assets                              32,330            69,533            6,121          (33,034)           74,950
                                                  ---------         ---------        ---------        ---------         ---------
Property, plant and equipment, net                    4,724            40,692              928               --            46,344
Intangible assets, net                               16,875           302,286           15,798               --           334,959
Intercompany receivable (payable)                    70,879                --               --          (70,879)               --
Investment in subsidiaries                          232,239                --               --         (232,239)               --
Other assets                                         11,450             1,724               29               --            13,203
Deferred income taxes                                12,972             5,826               --          (18,798)               --
                                                  ---------         ---------        ---------        ---------         ---------
   Total assets                                   $ 381,469         $ 420,061        $  22,876        $(354,950)        $ 469,456
                                                  =========         =========        =========        =========         =========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                  $   9,273         $  15,848        $     762        $      --         $  25,883
Accrued advertising and sales allowances              3,447             4,193              524               --             8,164
Accrued interest                                      1,738               140               --               --             1,878
Payable to sellers in connection with
  with purchase of Crescent                          11,293                --               --               --            11,293
Other current liabilities                             3,329             7,215            1,408               --            11,952
Intercompany payable (receivable)                    30,862                --               --          (30,862)               --
Deferred income taxes                                    43             2,122              198           (2,202)              161
Current portion of long-term debt                     9,375               514               --               --             9,889
                                                  ---------         ---------        ---------        ---------         ---------
   Total current liabilities                         69,360            30,032            2,892          (33,064)           69,220
                                                  ---------         ---------        ---------        ---------         ---------
Intercompany payable (receivable)                        --            70,879               --          (70,879)               --
Long-term debt                                      267,125            16,444               --               --           283,569
Deferred income taxes                                    --            78,647               97          (18,798)           59,946
Other liabilities                                       431               320              675               --             1,426
                                                  ---------         ---------        ---------        ---------         ---------
   Total long-term liabilities                      267,556           166,290              772          (89,677)          344,941
                                                  ---------         ---------        ---------        ---------         ---------
Redeemable cumulative preferred interests            21,644                --               --               --            21,644
Members' equity (deficit)                            22,909           223,739           19,212         (232,209)           33,651
                                                  ---------         ---------        ---------        ---------         ---------
   Total liabilities and members' equity
   (deficit)                                      $ 381,469         $ 420,061        $  22,876        $(354,950)        $ 469,456
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
                                                  =========         =========        =========        =========         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)



                                                                  COMBINED
                                                                  GUARANTOR      NON-GUARANTOR
                                                  SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS        TOTAL
Net cash provided by (used in) operating
  activities                                       $ 23,284         $   484         $  (240)        $(3,679)        $19,849
                                                    -------         -------         -------         -------         -------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                    (687)           (989)           (290)             --          (1,966)
   Acquisitions, net of cash acquired              (160,960)            (38)             --              38        (160,960)
   Net activity in investment in
     subsidiaries                                    (3,641)             --              --           3,641              --
                                                    -------         -------         -------         -------         -------
      Net cash (used in) provided by investing
        activities                                 (165,288)         (1,027)           (290)          3,679        (162,926)
                                                    -------         -------         -------         -------         -------

Cash flows from financing activities:
   Proceeds from issuance of senior
     subordinated notes                              25,000              --              --              --          25,000
   Proceeds from long-term debt                     179,861              --              --              --         179,861
   Payments on long-term debt                       (87,861)           (255)             --              --         (88,116)
   Borrowings under revolving line of credit         12,700              --              --              --          12,700
   Payments on revolving line of credit             (11,500)             --              --              --         (11,500)
   Loan origination fees                             (5,898)             --              --              --          (5,898)
   Capital contributions                             41,625              --              --              --          41,625
                                                    -------         -------         -------         -------         -------
      Net cash provided by (used in)
        financing activities                        153,927            (255)             --              --         153,672
                                                    -------         -------         -------         -------         -------

Net increase (decrease) in cash and cash
  equivalents                                        11,923            (798)           (530)             --          10,595
Cash and cash equivalents, beginning of
  period                                              1,294             938             610              --           2,842
                                                    -------         -------         -------         -------         -------
Cash and cash equivalents, end of period           $ 13,217         $   140         $    80         $    --         $13,437
                                                    =======         =======         =======         =======         =======

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)



                                                                  COMBINED
                                                                  GUARANTOR      NON-GUARANTOR
                                                  SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS        TOTAL
Net cash provided by (used in) operating
  activities                                        $ 6,899         $    (1)        $   156         $(2,893)        $ 4,161
                                                    -------         -------         -------         -------         -------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                  (1,507)           (456)             (8)             --          (1,971)
   Proceeds from sale of assets                          --              11              --              --              11
   Acquisitions, net of cash acquired               (42,160)             --              --             690          (41,470)
   Net activity in investment in
     subsidiaries                                    (2,925)             --              --           2,925              --
                                                    -------         -------         -------         -------         -------
      Net cash (used in) provided by investing
        activities                                  (46,592)           (445)             (8)          3,615         (43,430)
                                                    -------         -------         -------         -------         -------

Cash flows from financing activities:
   Proceeds from issuance of senior
     subordinated notes                             115,000              --              --              --         115,000
   Payments on long-term debt                       (63,996)           (285)             --              --         (64,281)
   Loan origination fees/bond issuance costs         (5,787)             --              --              --          (5,787)
   Penalties paid on early extinguishment of debt    (3,645)             --              --              --          (3,645)
   Distributions                                       (748)             --              --              --            (748)
                                                    -------         -------         -------         -------         -------
      Net cash provided by (used in) financing
        activities                                   40,824            (285)             --              --          40,539
                                                    -------         -------         -------         -------         -------

Net increase (decrease) in cash and cash
  equivalents                                         1,131            (731)            148             722           1,270
Cash and cash equivalents, beginning of
  period                                                 41             843              --            (722)            162
                                                    -------         -------         -------         -------         -------
Cash and cash equivalents, end of period            $ 1,172         $   112         $   148         $    --         $ 1,432
                                                    =======         =======         =======         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

GENERAL

         Sleepmaster acquired the stock of Crescent on June 30, 2000, the stock of Simon on April 28, 2000, substantially all of the assets of Adam Wuest on November 5, 1999, substantially all of the assets of Star on May 18, 1999 and the stock of Herr on February 26, 1999. Each of these acquisitions has been accounted for using the purchase method of accounting. The Company's historical results of operations reflect the results of the acquired businesses since their respective dates of acquisition. Therefore, the historical operating results of the Company for the periods presented are not necessarily comparable.

QUARTER ENDED JUNE 30, 2000 AS COMPARED TO QUARTER ENDED JUNE 30, 1999

         Net Sales. Net sales increased 60.1%, or $23.9 million, to $63.7 for the quarter ended June 30, 2000, from $39.8 million for the quarter ended June 30, 1999. A significant portion of the increase was due to the contribution of net sales from Star, acquired on May 18, 1999, Adam Wuest, acquired on November 5, 1999 and Simon, acquired on April 28, 2000. Net sales contributed by Star, Adam Wuest and Simon in the second quarter of 2000 were $24.9 million. Excluding these acquisitions, net sales increased by 3.5%, or $1.3 million, for the second quarter of 2000. Generally, higher unit sales volumes and higher average unit selling prices resulting from shifts in product sales mix toward higher priced products contributed to this increase.

         Cost of Sales. Cost of sales increased 58.4%, or $14.5 million, to $39.3 for the second quarter of 2000, from $24.8 million for the second quarter of 1999. Cost of sales as a percentage of net sales decreased from 62.4% in 1999 to 61.7% in 2000. Margins were favorably impacted by Sleepmaster successfully obtaining volume-related cost savings on raw material purchases as a result of the acquisitions of Star, Adam Wuest and Simon. This impact was offset by an increase in direct labor costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 68.2%, or $6.7 million, to $16.5 million for the second quarter of 2000 from $9.8 million for the similar period of 1999. The increase in SG&A is primarily due to the SG&A associated with the Company's acquisitions of Star, Adam Wuest and Simon. SG&A as a percentage of sales increased to 26.0% in the second quarter of 2000 from 24.7% in the second quarter of 1999. This increase is primarily attributable to the increase in corporate costs associated with the aforementioned acquisitions.

         Amortization of Intangibles. Amortization of intangibles increased $0.6 million to $1.0 million for the second quarter of 2000 from $0.4 for the second quarter of 1999. The increase is a result of the intangible assets acquired in connection with the acquisitions of Star, Adam Wuest and Simon.

         Interest Expense, Net. Interest expense increased $3.0 million to $5.8 million for the quarter ended June 30, 2000 from $2.8 million for the quarter ended June 30, 1999. This increase was due primarily to the cost of additional debt financing incurred for the acquisitions of Adam Wuest and Simon, the issuance of senior subordinated notes on May 18, 1999 and the writeoff of $0.6 million of unamortized debt issuance costs in the second quarter of 2000 which is not considered to be extraordinary.

         Provision for Income Taxes. The provision for income taxes resulted in an effective tax rate of 39.1% in the second quarter of 2000, down from 47.0% in the second quarter of 1999. The effective tax rate decreased due to the expansion of business activities into lower tax jurisdictions as a result of the aforementioned acquisitions.

         Extraordinary Items. The extraordinary item recorded in the second quarter of 2000 consisted of a write-off of unamortized debt issuance costs of $346,000 and was recorded in connection with the Company's third amended credit facility. The extraordinary item recorded in the second quarter of 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999

         Net Income. As a result of the above factors, net income increased by $2.6 million, to $0.4 million for the quarter ended June 30, 2000 compared to the net loss of $2.2 million for the quarter ended June 30, 1999.


SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Net Sales. Net sales increased 62.4%, or $46.2 million, to $120.2 for the six months ended June 30, 2000, from $74.0 million for the six months ended June 30, 1999. A significant portion of the increase was due to the contribution of net sales from Herr, acquired on February 26, 1999, Star, acquired on May 18, 1999, Adam Wuest, acquired on November 5, 1999 and Simon, acquired on April 28, 2000. Net sales contributed by Herr, Star, Adam Wuest and Simon for the six months were $53.2 million. Excluding these acquisitions, net sales increased by 5.0%, or $3.2 million, for the six months ended June 30, 2000. Generally, higher unit sales volumes and higher average unit selling prices resulting from shifts in product sales mix toward higher priced products contributed to this increase.

         Cost of Sales. Cost of sales increased 61.8%, or $28.5 million, to $74.5 for the first half of 2000, from $46.1 million for the first half of 1999. Cost of sales as a percentage of net sales decreased slightly from 62.3% in 1999 to 62.0% in 2000. Margins were favorably impacted by Sleepmaster successfully obtaining volume-related cost savings on raw material purchases as a result of the acquisitions of Star, Adam Wuest and Simon. This impact was offset by an increase in direct labor costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 69.0%, or $12.6 million, to $30.8 million for the first half of 2000 from $18.2 million for the similar period of 1999. The increase in SG&A is primarily due to the SG&A associated with the Company's acquisitions of Herr, Star, Adam Wuest and Simon. SG&A as a percentage of sales increased to 25.6% in 2000 from 24.6% in 1999. This increase is primarily attributable to the increase in corporate costs associated with the aforementioned acquisitions.

         Amortization of Intangibles. Amortization of intangibles increased $1.1 million to $1.9 million for the first half of 2000 from $0.8 for the similar period of 1999. The increase is a result of the intangible assets acquired in connection with the acquisitions of Herr, Star, Adam Wuest and Simon.

         Interest Expense, Net. Interest expense increased $5.4 million to $10.3 million for the first half of 2000 from $4.9 million for the first half of 1999. This increase was due primarily to the cost of additional debt financing incurred for the acquisitions of Adam Wuest and Simon, the issuance of senior subordinated notes on May 18, 1999 and the write-off of $0.6 million of unamortized debt issuance costs in the first half of 2000 which is not considered to be extraordinary.

         Provision for Income Taxes. The provision for income taxes resulted in an effective tax rate of 39.1% in the first half of 2000, down from 43.3% in the first half of 1999. The effective tax rate decreased due to the expansion of business activities into lower tax jurisdictions as a result of the aforementioned acquisitions.

         Extraordinary Items. The extraordinary item recorded in the first half of 2000 consisted of a write-off of unamortized debt issuance costs of $346,000 and was recorded in connection with the Company's third amended credit facility. The extraordinary item recorded in the first half of 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999.

         Net Income. As a result of the above factors, net income increased by $2.3 million, to $1.4 million for the first half of 2000 compared to a net loss of $0.9 million for the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its current credit facility. Cash and cash equivalents increased by $10.6 million to $13.4 million as of June 30, 2000 from $2.8 million at December 31, 1999. Net cash provided by operating activities totaled $19.8 million for the six months ended June 30, 2000 compared to $4.2 for the six months ended June 30, 1999. The increase in cash flows from operations is primarily a result of the acquisitions of Herr, Star, Adam Wuest and Simon. During the first half of 1999 and 2000, net cash of $23.3 million and $153.7 million was provided by financing activities and arose primarily from borrowings under increased credit facilities to acquire Herr, Adam Wuest, Simon and Crescent.

         Capital expenditures totaled $2.0 million for the six months ended June 30, 2000. These capital expenditures consisted primarily of normal recurring capital expenditures. Management expects that capital expenditures at all of its existing facilities will be approximately $4.5 million in 2000. Management believes that annual capital expenditure limitations under its current credit facility will not significantly inhibit Sleepmaster from meeting its capital needs.

         On April 28, 2000, Sleepmaster amended and restated its existing credit facility to provide for borrowings of up to $103,875,000, comprising a $33,000,000 revolving credit facility, a $35,875,000 amortizing term loan facility and a $35,000,000 incremental amortizing term loan facility (the "Second Amended and Restated Credit Facility"). The terms of the Second Amended and Restated Credit Facility were substantially equivalent to those of the prior facility.

         On June 30, 2000, the Company issued an additional $25,000,000 of 13.4% senior subordinated notes due November 2009. Sleepmaster used the proceeds of the senior subordinated notes to acquire all the capital stock of Crescent. Also on June 30, 2000, in connection with the acquisition of Crescent, the Company entered into a third amended and restated credit agreement to provide for an aggregate amount of borrowings of up to $172,500,000, comprising a $40,000,000 revolving credit facility, a Tranche A term loan of $57,500,000 and a Tranche B term loan of $75,000,000 (the "Third Amended and Restated Credit Facility"). Similar to the prior credit facility, the revolving credit facility includes a sublimit for letters of credit. This new facility includes a letter of credit sublimit of $25,000,000. At June 30, 2000, the Company had approximately $17.4 million available under its revolving credit facility with letters of credit issued totaling approximately $18.6 million.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
          27.1 Financial Data Schedule.

(b)      Reports on Form 8-K:
          Report on Form 8-K, filed July 17, 2000, concerning the Company's acquisition of Crescent Sleep Products Company.

          Report on Form 8-K/A, filed on July 12, 2000, concerning the Company's acquisition of Simon Mattress Manufacturing Company.

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

Dated:  August 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


        SIGNATURE                                 CAPACITY                       DATE

/s/  Charles Schweitzer               President and Chief Executive        August 14, 2000
  ---------------------------
     Charles Schweitzer                    Officer, Advisor


/s/   James P. Koscica             Executive Vice President and Chief      August 14, 2000
  ---------------------------
      James P. Koscica                 Financial Officer, Advisor
