Form 10-Q/A
period 2000-06-30
SLEEPMASTER LLC
filed 2000-09-21
CIK 1088914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A


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

                               SLEEPMASTER L.L.C.

                FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2000

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SLEEPMASTER L.L.C.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                               For the Three Months      For the Six Months
                                                 Ended June 30,            Ended June 30,
                                            ------------------------   -----------------------
                                              2000*          1999        2000*          1999
                                            ---------      ---------   ---------      --------
Net sales                                   $ 63,921       $ 39,759    $ 120,022      $ 73,986

Costs and expenses:
     Cost of sales                            39,564         24,807       74,403        46,068
     Selling, general and administrative
         expenses                             16,534          9,829       30,789        18,214
     Amortization of intangibles               1,063            458        1,905           836
     Interest expense, net                     5,796          2,848       10,333         4,878
     Other expense (income), net                  22             43           54          (43)
                                            ---------      ---------   ---------      --------

        Income before income taxes and
           extraordinary items                   942          1,774        2,538         4,033

Provision for income taxes                       404            833        1,028         1,748
                                            ---------      ---------   ---------      --------
        Income before extraordinary items   $    538       $    941    $   1,510      $  2,285

Extraordinary items, net of income taxes        (208)        (3,167)        (208)       (3,167)
                                            ---------      ---------   ---------      --------
         Net income (loss)                  $    330       $ (2,226)   $   1,302      $   (882)
                                            ========       ========    =========      ========

* Restated Refer to note 9

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     June 30, 2000*     December 31, 1999
ASSETS
Current assets:
   Cash and cash equivalents                                            $  13,437             $   2,842
   Accounts receivable, less allowance for doubtful accounts
     of $3,562 and $2,360                                                  39,480                24,217
   Accounts receivable--other                                               1,985                 1,691
   Inventories                                                             14,584                 7,531
   Other current assets                                                     5,695                   613
   Deferred income taxes                                                      549                   720
                                                                        ---------             ---------
     Total current assets                                                  75,730                37,614
                                                                        ---------             ---------
Property, plant and equipment, net                                         46,344                20,967
Intangible assets, net                                                    306,414               130,824
Other assets                                                               13,203                 7,290
Deferred income taxes                                                          --                12,292
                                                                        ---------             ---------
     Total assets                                                       $ 441,691             $ 208,987
                                                                        =========             =========

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                     $  25,883             $  14,264
   Accrued advertising and sales allowances                                 8,165                 5,755
   Accrued interest                                                         1,878                 2,077
   Payable to sellers in connection
     with purchase of Crescent                                             11,293                    --
   Other current liabilities                                               12,240                 6,472
   Current portion of long-term debt                                        9,889                 5,010
                                                                        ---------             ---------
     Total current liabilities                                             69,348                33,578
                                                                        ---------             ---------
Long-term debt                                                            283,569               161,603
Other liabilities                                                           1,426                 1,463
Deferred income taxes                                                      32,109                    --
                                                                        ---------             ---------
     Total long-term liabilities                                          317,104               163,066
                                                                        ---------             ---------
Commitments and contingencies
Redeemable cumulative preferred interests                                  21,644                20,423
Members' Equity (Deficit):
   Class A common interests                                                53,854                12,229
   Class B common interests                                                    --                    --
   Accumulated deficit                                                    (20,391)              (20,472)
   Foreign currency translation adjustment                                    132                   163
                                                                        ---------             ---------
     Total members' equity (deficit)                                       33,595                (8,080)
                                                                        ---------             ---------
     Total liabilities and members' equity (deficit)                    $ 441,691             $ 208,987
                                                                        =========             =========

* Restated Refer to note 9

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         For the Six Months Ended
                                                                                 June 30
                                                                     ---------------------------------
                                                                        2000*                1999
                                                                     ------------       --------------
Net cash provided by operating activities                            $  19,849            $  4,161

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                      (1,966)             (1,971)
   Proceeds from sale of asset                                              --                  11
   Acquisitions, net of cash acquired                                 (160,960)            (41,470)
                                                                     ---------            ---------
     Net cash used in investing activities                            (162,926)            (43,430)
                                                                     ---------            ---------

Cash flows from financing activities:
   Proceeds from issuance of senior subordinated notes                  25,000             115,000
   Proceeds from long-term debt                                        175,861                  --
   Payments on long-term debt                                          (72,255)            (64,281)
   Loan origination fees/bond issuance costs                            (5,898)             (5,787)
   Penalties on early extinguishment of debt                                --              (3,645)
   Borrowings under revolving line of credit                            16,700                  --
   Payments on revolving line of credit                                (27,361)                 --
   Capital contributions                                                41,625                  --
   Distributions                                                            --                (748)
                                                                     ---------            ---------
     Net cash provided by financing activities.                        153,672              40,539
                                                                     ---------            ---------

Net increase in cash and cash equivalents                               10,595               1,270
Cash and cash equivalents, beginning of period                           2,842                 162
                                                                     ---------            ---------
Cash and cash equivalents, end of period                             $  13,437            $  1,432
                                                                     =========            =========

* Restated Refer to note 9

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

2. ACQUISITIONS

         On April 28, 2000, Sleepmaster acquired all the capital stock of Simon Mattress Manufacturing Co. ("Simon ")for approximately $42,623,000 in cash. Sleepmaster financed the acquisition using proceeds from a second amended and restated credit facility.

         On June 30, 2000, Sleepmaster acquired all the capital stock of Crescent Sleep Products Company ("Crescent") for approximately $118,277,000 in cash. Sleepmaster financed the acquisition using proceeds from a third amended and restated credit facility, the issuance of an additional $25,000,000 of senior subordinated notes, and $41,500,000 of equity from a group of investors and certain members of Crescent's management. Sleepmaster remitted $11,293,000 of the proceeds from the amended credit facility to the sellers of Crescent on July 5, 2000, which is classified as a current payable at June 30, 2000.

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

         A summary of the purchase price allocations (in thousands) is as follows:

                                                                       Simon             Crescent
                                                                       -----             --------
                  Current assets...................................$   11,850           $    12,476
                  Property, plant and equipment...................      8,756                15,970
                  Other assets....................................        787                 5,956
                  Goodwill........................................     14,627                40,370
                  License.........................................     20,495                96,004
                  Current liabilities.............................     (5,779)               (8,376)
                  Long-term debt..................................         --                (8,900)
                  Other liabilities...............................     (8,113)              (35,223)
                                                                       ------               --------
                           Total..................................  $  42,623           $   118,277

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

                                                              June 30,        June 30,
                                                                2000            1999
                                                                ----            ----
            Net sales....................................    $ 176,685       $ 172,424
            (Loss) income before extraordinary items.....         (179)          2,533



         The unaudited pro forma (loss) income before extraordinary items, for the six months ended June 30, 2000, includes one- time transaction related expenses for legal and investment banker fees of approximately $2,837,000.

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
                                                                              ================      ================


4.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                               June 30, 2000       December 31, 1999
         Goodwill.........................................................    $         96,301      $         35,176
         Licenses.........................................................             216,748               100,249
                                                                              ----------------      ----------------
                                                                                       313,049               135,425
         Less: accumulated amortization...................................               6,635                 4,601
                                                                              ----------------      ----------------
                                                                              $        306,414      $        130,824
                                                                              ================      ================

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

         On June 30, 2000, in connection with the acquisition of Crescent, the Company issued an additional $25,000,000 of 13.4% senior subordinated notes due November, 2009. Also on June 30, 2000, the Company entered into a third amended and restated credit agreement to provide for an aggregate amount of borrowings of up to $172,500,000, comprising a $40,000,000 5.5 year revolving credit facility, a
5.5 year Tranche A term loan of $57,500,000 and a 6.5 year Tranche B term loan of $75,000,000 (the "Third Amended and Restated Credit Facility"). This new facility includes a letter of credit sublimit of $25,000,000. Similar to the prior credit facility entered into on November 5, 1999, borrowings under this credit facility bear interest at floating rates based on LIBOR or applicable alternative base rates. Sleepmaster financed the acquisition of Crescent using proceeds from the Third Amended and Restated Credit Facility, the issuance of the $25,000,000 of senior subordinated notes, and $41,500,000 of equity from a group of investors and certain members of Crescent's management.

         In connection with the Third Amended and Restated Credit Facility, the Company wrote-off unamortized debt issuance costs. One bank included in the syndication of banks which were part of the Second Amended and Restated Credit Facility did not continue in the syndication of banks in connection with the Third Amended and Restated Credit Facility and its debt was extinguished. An extraordinary loss of $208,000, net of the associated income tax benefit, was recorded in connection with this extinguishment. In accordance with the Emerging Issues Task Force No. 98-14, for banks which continued with the syndication of banks in connection with the Third Amended and Restated Credit Facility, a charge to interest expense of $564,000 to write-off unamortized debt issuance costs was recorded.

         At June 30, 2000, the Company was not in compliance with two financial covenants contained in the Third Amended and Restated Credit Facility (1) the Interest Coverage Ratio and (2) the Minimum Consolidated EBITDA. The failure to comply with these covenants constituted an event of default. On September 19, 2000 the lenders granted a waiver for the debt covenant violations and an amendment to the Third Amended and Restated Credit Facility (the "Waiver and First Amendment to the Third Amended and Restated Credit Facility" or the "Waiver and Amendment"). The Waiver and Amendment also modified various financial covenants going forward including the two identified above.


6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the staff of the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements," which addressed some of the staff's concerns over the application of Generally Accepted Accounting Principles for revenue recognition. The Company is currently evaluating the impact, if any, of SAB 101, as amended, on its results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

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


         The following supplemental condensed consolidating financial statements present:

         1. Condensed consolidating statements of income for the three and six months ended June 30, 2000 and 1999, respectively; condensed consolidating balance sheets as of June 30, 2000 and December 31, 1999 condensed consolidating statements of cash flows for the six months ended June 30, 2000 and 1999.

         2. Sleepmaster, combined Guarantor Subsidiaries and Non-Guarantor Subsidiary with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate Sleepmaster and all of its subsidiaries.


9. RESTATEMENT

         Subsequent to filing its Form 10Q for the quarter ended June 30, 2000, the Company discovered an error in its provision for income taxes, and the goodwill and deferred income taxes liabilities recorded in the acquisition of Simon and Crescent for the three and six month periods ended. The impact of the correction of these errors was to reduce income before extraordinary items and net income by $56,000.


                                       8.1

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL
Net sales                                   $ 18,527         $ 40,957         $  4,467         $    (30)        $ 63,921
Costs and expenses:
   Cost of sales                              12,614           24,147            2,833              (30)          39,564
   Selling, general and
     administrative expenses                   4,146           11,404              984               --           16,534
   Amortization of intangibles                   122              845               96               --            1,063
   Interest expense (income), net              3,995            1,803               (2)              --            5,796
   Other expense (income), net                    25                1               (4)              --               22
                                            --------         --------         --------         --------         --------
(Loss) income before income
   taxes and extraordinary items              (2,375)           2,757              560               --              942
(Benefit) provision for income taxes          (1,169)           1,373              200               --              404
                                            --------         --------         --------         --------         --------
(Loss) income before extraordinary
   items                                      (1,206)           1,384              360               --              538
Extraordinary items, net of
   income taxes                                 (208)              --               --               --             (208)
(Income) loss from equity investees
   net of tax                                 (1,744)              --               --            1,744               --
                                            --------         --------         --------         --------         --------
   Net income (loss)                        $    330         $  1,384          $   360          $(1,744)        $    330
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
                                            ========         ========         ========         ========         ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL
Net sales                                   $ 37,290         $ 75,117         $  8,276         $   (661)        $120,022
Costs and expenses:
   Cost of sales                              25,099           44,737            5,228             (661)          74,403
   Selling, general and
     administrative expenses                   8,632           20,343            1,814               --           30,789
   Amortization of intangibles                   244            1,468              193               --            1,905
   Interest expense (income), net              6,691            3,649               (7)              --           10,333
   Other expense (income), net                    82               (3)             (25)              --               54
                                            --------         --------         --------         --------         --------
(Loss) income before income
   taxes and extraordinary items              (3,458)           4,923            1,073               --            2,538
(Benefit) provision for income taxes          (1,567)           2,230              365               --            1,028
                                            --------         --------         --------         --------         --------
(Loss) income before extraordinary items      (1,891)           2,693              708               --            1,510
Extraordinary items, net of income taxes        (208)              --               --               --             (208)
(Income) loss from equity investees, net
   of tax                                     (3,401)              --               --            3,401               --
                                            --------         --------         --------         --------         --------
  Net income (loss)                         $  1,302         $  2,693          $   708          $(3,401)         $ 1,302
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
                                             ========         ========      ========       ========        ========

\


                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000
                                 (IN THOUSANDS)



                                                                   COMBINED           NON-
                                                                   GUARANTOR        GUARANTOR
                                                 SLEEPMASTER      SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS        TOTAL
ASSETS
Current assets:
Cash and cash equivalents                         $  13,217         $     140        $      80        $      --         $  13,437
Accounts receivable                                  12,395            23,787            3,303               (5)           39,480
Accounts receivable--other                            1,286               644               55               --             1,985
Intercompany receivable (payable)                        --            28,652            2,175          (30,827)               --
Inventories                                           2,674            11,452              458               --            14,584
Other current assets                                  2,254             3,391               50               --             5,695
Deferred income taxes                                   692               307               --             (450)              549
                                                  ---------         ---------        ---------        ---------         ---------
   Total current assets                              32,518            68,373            6,121          (31,282)           75,730
                                                  ---------         ---------        ---------        ---------         ---------
Property, plant and equipment, net                    4,724            40,692              928               --            46,344
Intangible assets, net                               16,875           273,741           15,798               --           306,414
Intercompany receivable (payable)                    70,879                --               --          (70,879)               --
Investment in subsidiaries                          231,952                --               --         (231,952)               --
Other assets                                         11,450             1,724               29               --            13,203
Deferred income taxes                                12,972                --               --          (12,972)               --
                                                  ---------         ---------        ---------        ---------         ---------
   Total assets                                   $ 381,370         $ 384,530        $  22,876        $(347,085)        $ 441,691
                                                  =========         =========        =========        =========         =========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                  $   9,273         $  15,848        $     762        $      --         $  25,883
Accrued advertising and sales allowances              3,447             4,194              524               --             8,165
Accrued interest                                      1,738               140               --               --             1,878
Payable to sellers in connection with
  with purchase of Crescent                          11,293                --               --               --            11,293
Other current liabilities                             3,329             7,503            1,408               --            12,240
Intercompany payable (receivable)                    30,862                --               --          (30,862)               --
Current portion of long-term debt                     9,375               514               --               --             9,889
Deferred income taxes                                    --               252              198             (450)               --
                                                  ---------         ---------        ---------        ---------         ---------
   Total current liabilities                         69,317            28,451            2,892          (31,312)           69,348
                                                  ---------         ---------        ---------        ---------         ---------
Intercompany payable (receivable)                        --            70,879               --          (70,879)               --
Long-term debt                                      267,125            16,444               --               --           283,569
Other liabilities                                       431               320              675               --             1,426
Deferred income taxes                                    --            44,984               97          (12,972)           32,109
                                                  ---------         ---------        ---------        ---------         ---------
   Total long-term liabilities                      267,556           132,627              772          (83,851)          317,104
                                                  ---------         ---------        ---------        ---------         ---------
Redeemable cumulative preferred interests            21,644                --               --               --            21,644
Members' equity (deficit)                            22,853           223,452           19,212         (231,922)           33,595
                                                  ---------         ---------        ---------        ---------         ---------
   Total liabilities and members' equity
   (deficit)                                      $ 381,370         $ 384,530        $  22,876        $(347,085)        $ 441,691
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
                                                  =========         =========        =========        =========         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)



                                                                  COMBINED
                                                                  GUARANTOR      NON-GUARANTOR
                                                  SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS        TOTAL
Net cash provided by (used in) operating
  activities                                       $ 23,284         $   484         $  (240)        $(3,679)        $19,849
                                                    -------         -------         -------         -------         -------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                    (687)           (989)           (290)             --          (1,966)
   Acquisitions, net of cash acquired              (160,960)            (38)             --              38        (160,960)
   Net activity in investment in
     subsidiaries                                    (3,641)             --              --           3,641              --
                                                    -------         -------         -------         -------         -------
      Net cash (used in) provided by investing
        activities                                 (165,288)         (1,027)           (290)          3,679        (162,926)
                                                    -------         -------         -------         -------         -------

Cash flows from financing activities:
   Proceeds from issuance of senior
     subordinated notes                              25,000              --              --              --          25,000
   Proceeds from long-term debt                     175,861              --              --              --         175,861
   Payments on long-term debt                       (72,000)           (255)             --              --         (72,255)
   Loan origination fees                             (5,898)             --              --              --          (5,898)
   Borrowings under revolving line of credit         16,700              --              --              --          16,700
   Payments on revolving line of credit             (27,361)             --              --              --         (27,361)
   Capital contributions                             41,625              --              --              --          41,625
                                                    -------         -------         -------         -------         -------
      Net cash provided by (used in)
        financing activities                        153,927            (255)             --              --         153,672
                                                    -------         -------         -------         -------         -------

Net increase (decrease) in cash and cash
  equivalents                                        11,923            (798)           (530)             --          10,595
Cash and cash equivalents, beginning of
  period                                              1,294             938             610              --           2,842
                                                    -------         -------         -------         -------         -------
Cash and cash equivalents, end of period           $ 13,217         $   140         $    80         $    --         $13,437
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

GENERAL

         Sleepmaster acquired the stock of Crescent on June 30, 2000, the stock of Simon on April 28, 2000, substantially all of the assets of Adam Wuest Inc. and Adam Wuest Realty (collectively "Adam Wuest") on November 5, 1999, substantially all of the assets of Star Bedding Products (1986) Limited ("Star") on May 18, 1999 and the stock of Herr Manufacturing Company ("Herr") on February 26, 1999. Each of these acquisitions has been accounted for using the purchase method of accounting. The Company's historical results of operations reflect the results of the acquired businesses since their respective dates of acquisition. Therefore, the historical operating results of the Company for the periods presented are not necessarily comparable.

QUARTER ENDED JUNE 30, 2000 AS COMPARED TO QUARTER ENDED JUNE 30, 1999

         Net Sales. Net sales increased 60.8%, or $24.1 million, to $63.9 for the quarter ended June 30, 2000, from $39.8 million for the quarter ended June 30, 1999. A significant portion of the increase was due to the contribution of net sales from Star, acquired on May 18, 1999, Adam Wuest, acquired on November 5, 1999 and Simon, acquired on April 28, 2000. Net sales contributed by Star, Adam Wuest and Simon in the second quarter of 2000 were $25.1 million. Excluding these acquisitions, net sales increased by 3.5%, or $1.3 million, for the second quarter of 2000. Generally, higher unit sales volumes and higher average unit selling prices resulting from shifts in product sales mix toward higher priced products contributed to this increase.

         Cost of Sales. Cost of sales increased 59.5%, or $14.8 million, to $39.6 for the second quarter of 2000, from $24.8 million for the second quarter of 1999. Cost of sales as a percentage of net sales decreased from 62.4% in 1999 to 61.9% in 2000. Margins were favorably impacted by Sleepmaster successfully obtaining volume-related cost savings on raw material purchases as a result of the acquisitions of Star, Adam Wuest and Simon. This impact was offset by an increase in direct labor costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 68.2%, or $6.7 million, to $16.5 million for the second quarter of 2000 from $9.8 million for the similar period of 1999. The increase in SG&A is primarily due to the SG&A associated with the Company's acquisitions of Star, Adam Wuest and Simon. SG&A as a percentage of sales increased to 25.9% in the second quarter of 2000 from 24.7% in the second quarter of 1999. This increase is primarily attributable to the increase in corporate costs associated with the aforementioned acquisitions.

         Amortization of Intangibles. Amortization of intangibles increased $0.6 million to $1.1 million for the second quarter of 2000 from $0.5 for the second quarter of 1999. The increase is a result of the intangible assets acquired in connection with the acquisitions of Star, Adam Wuest and Simon.

         Interest Expense, Net. Interest expense increased $3.0 million to $5.8 million for the quarter ended June 30, 2000 from $2.8 million for the quarter ended June 30, 1999. This increase was due primarily to the cost of additional debt financing incurred for the acquisitions of Adam Wuest and Simon, the issuance of senior subordinated notes on May 18, 1999 and the write-off of $0.6 million of unamortized debt issuance costs in the second quarter of 2000.

         Provision for Income Taxes. The provision for income taxes resulted in an effective tax rate of 42.9% in the second quarter of 2000, down from 47.0% in the second quarter of 1999. The effective tax rate decreased due to the expansion of business activities into lower tax jurisdictions as a result of the aforementioned acquisitions.

         Extraordinary Items. The extraordinary item recorded in the second quarter of 2000 consisted of a write-off of unamortized debt issuance costs, net of the associated income tax benefit of $208,000 and was recorded in connection with the Company's third amended credit facility. The extraordinary item recorded in the second quarter of 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999, less an income tax benefit totaling $2.3 million.

         Net Income. As a result of the above factors, net income increased by $2.5 million, to $0.3 million for the quarter ended June 30, 2000 compared to the net loss of $2.2 million for the quarter ended June 30, 1999.


SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Net Sales. Net sales increased 62.2%, or $46.0 million, to $120.0 for the six months ended June 30, 2000, from $74.0 million for the six months ended June 30, 1999. A significant portion of the increase was due to the contribution of net sales from Herr, acquired on February 26, 1999, Star, acquired on May 18, 1999, Adam Wuest, acquired on November 5, 1999 and Simon, acquired on April 28, 2000. Net sales contributed by Herr, Star, Adam Wuest and Simon for the six months were $53.1 million. Excluding these acquisitions, net sales increased by 4.9%, or $3.1 million, for the six months ended June 30, 2000. Generally, higher unit sales volumes and higher average unit selling prices resulting from shifts in product sales mix toward higher priced products contributed to this increase.

         Cost of Sales. Cost of sales increased 61.5%, or $28.3 million, to $74.4 for the first half of 2000, from $46.1 million for the first half of 1999. Cost of sales as a percentage of net sales decreased slightly from 62.3% in 1999 to 62.0% in 2000. Margins were favorably impacted by Sleepmaster successfully obtaining volume-related cost savings on raw material purchases as a result of the acquisitions of Star, Adam Wuest and Simon. This impact was offset by an increase in direct labor costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 69.0%, or $12.6 million, to $30.8 million for the first half of 2000 from $18.2 million for the similar period of 1999. The increase in SG&A is primarily due to the SG&A associated with the Company's acquisitions of Herr, Star, Adam Wuest and Simon. SG&A as a percentage of sales increased to 25.7% in 2000 from 24.6% in 1999. This increase is primarily attributable to the increase in corporate costs associated with the aforementioned acquisitions.

         Amortization of Intangibles. Amortization of intangibles increased $1.1 million to $1.9 million for the first half of 2000 from $0.8 for the similar period of 1999. The increase is a result of the intangible assets acquired in connection with the acquisitions of Herr, Star, Adam Wuest and Simon.

         Interest Expense, Net. Interest expense increased $5.4 million to $10.3 million for the first half of 2000 from $4.9 million for the first half of 1999. This increase was due primarily to the cost of additional debt financing incurred for the acquisitions of Adam Wuest and Simon, the issuance of senior subordinated notes on May 18, 1999 and the write-off of $0.6 million of unamortized debt issuance costs in the first half of 2000.

         Provision for Income Taxes. The provision for income taxes resulted in an effective tax rate of 40.5% in the first half of 2000, down from 43.3% in the first half of 1999. The effective tax rate decreased due to the expansion of business activities into lower tax jurisdictions as a result of the aforementioned acquisitions.

         Extraordinary Items. The extraordinary item recorded in the first half of 2000 consisted of a write-off of unamortized debt issuance costs, net of the associated income tax benefit, of $208,000 and was recorded in connection with the Company's third amended credit facility. The extraordinary item recorded in the first half of 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999, less an income tax benefit totaling $2.3 million.

         Net Income. As a result of the above factors, net income increased by $2.2 million, to $1.3 million for the first half of 2000 compared to a net loss of $0.9 million for the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its current credit facility. Cash and cash equivalents increased by $10.6 million to $13.4 million as of June 30, 2000 from $2.8 million at December 31, 1999. Included in cash and cash equivalents at June 30, 2000 was an amount of $11,293,000 received as part of the proceeds from the Third Amended and Restated Credit Facility, and for which there was a corresponding payable at June 30, 2000 to the sellers of Crescent. Net cash provided by operating activities totaled $19.8 million for the six months ended June 30, 2000 compared to $4.2 for the six months ended June 30, 1999. The increase in cash flows from operations is primarily a result of the acquisitions of Herr, Star, Adam Wuest and Simon and the aforementioned proceeds due to the sellers of Crescent. At June 30, 2000, the Company was not in compliance with two financial covenants contained in the Third Amended and Restated Credit Facility (1) the Interest Coverage Ratio and (2) the Minimum consolidated EBITDA. The interest coverage ratio requires a minimum ratio of
1.80 and the actual was 1.73 at June 30, 2000. The minimum consolidated EBITDA covenant required a minimum of $56,000,000 (which is a 12 month rolling computation) and the actual was $55,312,000 at June 30, 2000. The principal reason the Company did not meet these two covenants was an increase in the competitive environment. The Company has implemented various steps to reverse this trend. The failure to comply with these covenants constituted an event of default. On September 19, 2000 the lenders granted a waiver for the debt covenant violations and an amendment to the Third Amended and Restated Credit Facility (the "Waiver and First Amendment to the Third Amended and Restated Credit Facility" or the "Waiver and Amendment"). The Waiver and Amendment also modified various financial covenants going forward including the two identified above. The minimum consolidated EBITDA was reset to $50,000,000 for the quarterly period ending September 30, 2000 and the interest coverage ratio was reset to a minimum of 1.50 for the period July 1, 2000 through December 31, 2000. The Company expects to comply with all of the covenants and conditions of the Third Amended and Restated Credit Facility, as amended, but there is no assurance that the Company will not require additional waivers in the future, or if required, the lenders will grant them.

         Sleepmaster generated $153.7 million of cash inflows from financing activities during the first half of 2000, principally arising from borrowings under increased credit facilities to acquire Simon and Crescent, the issuance of $25.0 million of 13.4% senior subordinated notes, and $41.5 million of equity contributed by a group of investors and various members of Crescent's management. Financing cash flows during the first half of 1999 of $40.5 million arose primarily from net proceeds from the issuance on May 18, 1999 of $115.0 million of 11% senior subordinated notes, a portion of which was used to prepay the existing credit facility, redeem the existing senior subordinated notes and complete the acquisition of Star.

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

         On June 30, 2000, the Company issued an additional $25,000,000 of 13.4% senior subordinated notes due November 2009. Sleepmaster used the proceeds of the senior subordinated notes to acquire all the capital stock of Crescent. Also on June 30, 2000, in connection with the acquisition of Crescent, the Company entered into a third amended and restated credit agreement to provide for an aggregate amount of borrowings of up to $172,500,000, comprising a $40,000,000 revolving credit facility, a Tranche A term loan of $57,500,000 and a Tranche B term loan of $75,000,000 (the "Third Amended and Restated Credit Facility"). Similar to the prior credit facility, the revolving credit facility includes a sublimit for letters of credit of $25.0 million. At June 30, 2000, the Company had approximately $17.4 million available under its revolving credit facility with letters of credit issued totaling approximately $18.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
          27.1 Financial Data Schedule.

(b)      Reports on Form 8-K:
          Report on Form 8-K/A, filed September 13, 2000, concerning the Company's acquisition of Crescent Sleep Products Company.

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

Dated:  September 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


        SIGNATURE                                 CAPACITY                       DATE

/s/  Charles Schweitzer               President and Chief Executive     September 21 , 2000
  ---------------------------
     Charles Schweitzer                    Officer, Advisor


/s/   James P. Koscica             Executive Vice President and Chief   September 21 , 2000
  ---------------------------
      James P. Koscica                 Financial Officer, Advisor
