Form 10-Q
period 2000-09-30
SLEEPMASTER LLC
filed 2000-11-14
CIK 1088914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended September 30, 2000.

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

Class A common units, no par value - 8,000 units as of November 14, 2000

Class B common units, no par value - 0 units as of November 14, 2000

                               SLEEPMASTER L.L.C.

                 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                        INDEX





                                                                                 Page
    PART I - Financial Information (unaudited)

             Item 1 - Financial Statements

                      Condensed Consolidated Statements of Income for the
                        Three and Nine Months Ended September 30, 2000
                        and 1999...............................................       3

                      Condensed Consolidated Balance Sheets as of
                        September 30, 2000 and December 31, 1999.................     4

                      Condensed Consolidated Statements of Cash Flows for
                        the Nine Months Ended September 30, 2000 and 1999.....        5

                      Notes to Condensed Consolidated Financial Statements.....    6-17

             Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .....................  18-21

             Item 3 - Quantitative and Qualitative Disclosures about
                       Market Risk..............................................     21

    PART II - Other Information

             Item 1 - Legal Proceedings.........................................     22

             Item 6 - Exhibits and Reports on Form 8-K..........................     22

              Signatures........................................................     23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SLEEPMASTER L.L.C.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS)
                              (UNAUDITED)



                                             For the Three Months        For the Nine Months
                                              Ended September 30,         Ended September 30,
                                            ------------------------    -----------------------
                                               2000          1999         2000           1999
                                            ---------      ---------    ---------      --------

Net sales                                   $100,114       $ 48,131     $ 220,133     $122,112

Costs and expenses:
     Cost of sales                            61,017         29,701       135,355       75,769
     Selling, general and administrative
        expenses                              26,191         11,245        57,038       29,446
     Amortization of intangibles               1,985            600         3,892        1,440
     Interest expense, net                     8,574          3,423        18,920        8,293
     Other (income) expense, net                  (3)            93            42           59
                                            --------       --------      --------     --------

        Income before income taxes and
          extraordinary items                  2,350          3,069         4,886        7,105

Provision for income taxes                     2,021          1,298         3,048        3,016
                                            --------       --------      --------     --------
        Income before extraordinary items   $    329       $  1,771     $   1,838     $  4,089

Extraordinary items, net of income taxes          --             --          (208)      (3,167)
                                            --------       --------     ---------     --------
        Net income                          $    329       $  1,771     $   1,630     $    922
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

                               SLEEPMASTER L.L.C.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     September 30, 2000    December 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                            $    2,386             $   2,842
   Accounts receivable, less allowance for doubtful accounts
     of $3,001 and $2,360                                                   40,909                24,217
   Accounts receivable--other                                                1,872                 1,691
   Inventories                                                              13,814                 7,531
   Other current assets                                                      2,774                   613
   Deferred income taxes                                                       565                   720
                                                                         ---------             ---------
     Total current assets                                                   62,320                37,614
                                                                         ---------             ---------
Property, plant and equipment, net                                          49,779                20,967
Intangible assets, net                                                     303,021               130,824
Other assets                                                                12,237                 7,290
Deferred income taxes                                                           --                12,292
                                                                         ---------             ---------
     Total assets                                                        $ 427,357             $ 208,987
                                                                         =========             =========

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                     $   28,858             $  14,264
   Accrued advertising and sales allowances                                 11,087                 5,755
   Accrued interest                                                          6,872                 2,077
   Other current liabilities                                                 8,631                 6,472
   Current portion of long-term debt                                         9,890                 5,010
                                                                         ---------             ---------
     Total current liabilities                                              65,338                33,578
                                                                         ---------             ---------
Long-term debt                                                             272,096               161,603
Deferred Income Taxes                                                       31,915
Other liabilities                                                            2,081                 1,463
                                                                         ---------             ---------
     Total long-term liabilities                                           306,092               163,066
                                                                         ---------             ---------
Commitments and contingencies
Redeemable cumulative preferred interests                                   22,255                20,423
Members' Equity (Deficit):
   Class A common interests                                                 54,452                12,229
   Class B common interests                                                     --                    --
   Accumulated deficit                                                     (20,674)              (20,472)
   Foreign currency translation adjustment                                    (106)                  163
                                                                         ---------             ---------
     Total members' equity (deficit)                                        33,672                (8,080)
                                                                         ---------             ---------
     Total liabilities and members' equity (deficit)                     $ 427,357             $ 208,987
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

                               SLEEPMASTER L.L.C.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     For the Nine Months Ended
                                                                            September 30
                                                                     --------------------------
                                                                        2000            1999
                                                                     ----------      ----------

Net cash provided by operating activities(1)                         $  24,172        $ 11,752

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                      (6,524)         (2,938)
   Proceeds from sale of asset                                              --              11
   Acquisitions, net of cash acquired                                 (160,900)        (41,573)
                                                                      --------        --------
     Net cash used in investing activities                            (167,424)        (44,500)
                                                                      --------        --------

Cash flows from financing activities:
   Proceeds from issuance of senior subordinated notes                  25,000         115,000
   Proceeds from long-term debt                                        167,117              --
   Payments on long-term debt                                          (83,344)        (64,281)
   Loan origination fees/bond issuance costs                            (5,898)         (5,787)
   Penalties on early extinguishment of debt                              --            (3,645)
   Borrowings under revolving line of credit                            25,060              --
   Payments on revolving line of credit                                (27,361)             --
   Capital contributions                                                42,222              --
   Distributions                                                            --            (748)
                                                                      --------        --------
     Net cash provided by financing activities.                        142,796          40,539
                                                                      --------        --------

Net (decrease) increase in cash and cash equivalents                      (456)          7,791
Cash and cash equivalents, beginning of period                           2,842             162
                                                                      --------        --------
Cash and cash equivalents, end of period                              $  2,386        $  7,953
                                                                      ========        ========

(1) Depreciation and amortization totaling $6,381 and $2,499 for the nine months ended September 30, 2000 and 1999, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Sleepmaster L.L.C. ("Sleepmaster") and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data at December 31, 1999 is derived from the audited financial statements which are included in the Company's Form 10-K/A for the year ended December 31, 1999 and which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

         Certain reclassifications of previously reported financial information were made to conform to the 2000 presentation.

2.  ACQUISITIONS

         On April 28, 2000, Sleepmaster acquired all the capital stock of Simon Mattress Manufacturing Co. ("Simon")for approximately $42,623,000 in cash. Sleepmaster financed the acquisition using proceeds from a second amended and restated credit facility.

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

         A summary of the purchase price allocations (in thousands) is as follows:

                                                           SIMON          CRESCENT
                                                           -----          --------
               Current assets.........................  $  11,728        $   13,123
               Property, plant and equipment..........      8,756            15,996
               Other assets...........................        285             6,434
               Goodwill...............................     15,128            39,835
               License ...............................     20,495            94,581
               Current liabilities....................     (5,476)           (7,591)
               Long-term debt.........................         --            (8,900)
               Other liabilities......................     (8,293)          (35,201)
                                                           -------          --------
                      Total...........................  $  42,623        $  118,277

         The following summarized unaudited pro forma financial information (in thousands) for the nine month periods ended September 30, 2000 and 1999 assumes that the acquisitions of Simon and Crescent were consummated on January 1, 1999. This information is not necessarily indicative of the results that the Company would have achieved had these events actually occurred on such dates or of the Company's actual or future results.


                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                              2000            1999
                                                              ----            ----

               Net sales...............................     $ 276,799       $274,300
               Income before extraordinary items.......           150          6,520

          The unaudited pro forma income before extraordinary items, for the nine months ended September 30, 2000, includes one-time transaction related expenses for legal and investment banker fees of approximately $2,837,000.

3.  INVENTORIES

         Inventories consist of the following (in thousands):


                                                                             September 30, 2000     December 31, 1999

         Raw materials....................................................    $         10,267      $          5,402
         Work-in-process..................................................                 870                   476
         Finished goods...................................................               2,677                 1,653
                                                                              ----------------      ----------------
                  Total inventories.......................................    $         13,814      $          7,531
                                                                              ================      ================


4.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):


                                                                             September 30, 2000      December 31, 1999

         Goodwill.........................................................     $         97,225      $         35,176
         Licenses.........................................................              215,325               100,249
                                                                               ----------------      ----------------
                                                                                        312,550               135,425
         Less: accumulated amortization...................................                9,529                 4,601
                                                                               ----------------      ----------------
                                                                               $        303,021      $        130,824
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

         On June 30, 2000, in connection with the acquisition of Crescent, the Company issued an additional $25,000,000 of 13.4% senior subordinated notes due November, 2009. Also on June 30, 2000, the Company entered into a third amended and restated credit agreement to provide for an aggregate amount of borrowings of up to $172,500,000, comprising a $40,000,000 5.5 year revolving credit facility, a 5.5 year Tranche A term loan of $57,500,000 and a 6.5 year Tranche B term loan of $75,000,000 (the "Third Amended and Restated Credit Facility"). This new facility included a letter of credit sublimit of $25,000,000. Similar to the prior credit facility entered into on November 5, 1999, borrowings under this credit facility bear interest at floating rates based on LIBOR or applicable alternative base rates. Sleepmaster financed the acquisition of Crescent using proceeds from the Third Amended and Restated Credit Facility, the issuance of the $25,000,000 senior subordinated notes, and $41,500,000 of equity from a group of investors and certain members of Crescent's management.

          In connection with the Third Amended and Restated Credit Facility, the company wrote-off unamortized debt issuance costs. One bank included in the syndication of banks which was part of the Second Amended and Restated Credit Facility did not continue in the syndication of banks in connection with the Third Amended and Restated Credit Facility and its debt was extinguished. An extraordinary loss of $208,000, net of the associated income tax benefit, was recorded in connection with this extinguishment during the three months ended June 30, 2000. In accordance with the Emerging Issues Task Force No. 98-14, for banks which continued with the syndication of banks in connection with the Third Amended and Restated Credit Facility, a charge to interest expense of $564,000 to write-off unamortized debt issuance costs was recorded during the three months ended June 30, 2000.

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


6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 1999, the staff of the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements," which addressed some of the staff's concerns over the application of Generally Accepted Accounting Principles for revenue recognition. The Company will be required to adopt the Provisions of SAB 101 in the fourth quarter of 2000. The Company does not expect this adoption to have a material effect on the Company's financial position or its results of operations.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

          In May 2000 the EITF issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF reached a consensus that a seller of goods should classify amounts billed to customers for shipping and handling fees as revenue. Further, recent SEC guidance has suggested that a company should include shipping and handling costs in cost of sales. The Company's current policy is to classify such costs within selling, general and administrative expenses. The Company is currently evaluating its current policy in light of the recent SEC guidance and will adopt EITF 00-10 as required during the fourth quarter of 2000, including the classification of such costs. In the three and nine months ended September 30, 2000 these costs totaled $3.7 million and $8.0 million, respectively, compared to $1.5 million and $3.9 million for the same periods in 1999. It is expected that any reclassification to record amounts billed to customers for shipping and handling fees as revenue will not be significant.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company recorded a charge to retained earnings (deficit) of $1,832,000 and $1,821,000 for the nine months ended September 30, 2000 and 1999, respectively, representing the accretion of redeemable cumulative preferred interests at a compounded annual rate of 12%.


8.  GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

         As of May 18, 1999 and June 30, 2000, Sleepmaster and each of its domestic wholly owned subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the $115,000,000 of 11% senior subordinated notes due 2009 and the $25,000,000 of 13.4% senior subordinated notes due 2009 (the "Notes"), respectively. The Company generates funds necessary to satisfy its debt service obligations from either its own operations or by cash generated by the operations of its subsidiaries. There are no contractual or legal restrictions that could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of Sleepmaster's principal direct subsidiaries by virtue of the guarantees, Sleepmaster has a foreign subsidiary ("Non-Guarantor Subsidiary") that is not included among the Guarantor Subsidiaries and such subsidiary will not be obligated with respect to the Notes. As a consequence, the claims of creditors of the Non-Guarantor Subsidiary will effectively have priority with respect to the assets and earnings of this subsidiary over the claims of creditors of Sleepmaster, including the holders of the Notes.


         The following supplemental condensed consolidating financial statements present:

         1. Condensed consolidating balance sheets as of September 30, 2000 and December 31, 1999; condensed consolidating statements of income for the three and nine months ended September 30, 2000 and 1999, respectively; condensed consolidating statements of cash flows for the nine months ended September 30, 2000 and 1999.

         2. Sleepmaster, combined Guarantor Subsidiaries and Non-Guarantor Subsidiary with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate Sleepmaster and all of its subsidiaries.

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)



                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                           SLEEPMASTER     SUBSIDIARIES       SUBSIDIARY     ELIMINATIONS        TOTAL

Net sales                                   $ 21,769         $ 73,887        $  5,065         $   (607)        $100,114
Costs and expenses:
   Cost of sales                              14,472           43,983           3,169             (607)          61,017
   Selling, general and
     administrative expenses                   5,195           19,986           1,010               --           26,191
   Amortization of intangibles                   170            1,720              95               --            1,985
   Interest expense, net                       6,534            2,043              (3)              --            8,574
   Other expense (income), net                    12              (15)             --               --               (3)
                                            --------         --------        --------         --------         --------
(Loss) income before income
   taxes                                      (4,614)           6,170             794               --            2,350
(Benefit) provision for income taxes          (1,095)           2,833             283               --            2,021
(Income) loss from equity
   investees, net of tax                      (3,848)              --              --            3,848               --
                                            --------         --------        --------         --------         --------
Net income                                  $    329         $  3,337        $    511         $ (3,848)        $    329
                                            ========         ========        ========         ========         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)



                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL

Net sales                                   $ 21,755         $ 22,025        $  4,718         $   (367)        $ 48,131
Costs and expenses:
   Cost of sales                              14,401           12,803           2,864             (367)          29,701
   Selling, general and
    administrative expenses                    4,942            5,399             904               --           11,245
   Amortization of intangibles                   161              297             142               --              600
   Interest expense, net                       3,364               58               1               --            3,423
   Other expense (income), net                   103              (13)              3               --               93
                                            --------         --------        --------         --------         --------
(Loss) income before income
   taxes and extraordinary items              (1,216)           3,481             804               --            3,069
(Benefit) provision for income taxes            (480)           1,489             289               --            1,298
(Income) loss from equity
   investees, net of tax                      (2,507)              --              --            2,507               --
                                            --------         --------        --------         --------         --------
Net income                                  $  1,771         $  1,992        $    515         $ (2,507)        $  1,771
                                            ========         ========        ========         ========         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)



                                                            COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                            SLEEPMASTER    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL

Net sales                                   $ 59,059         $149,003          $ 13,339         $ (1,268)        $220,133
Costs and expenses:
   Cost of sales                              39,568           88,658             8,397           (1,268)         135,355
   Selling, general and
     administrative expenses                  13,829           40,393             2,816               --           57,038
   Amortization of intangibles                   415            3,189               288               --            3,892
   Interest expense (income), net             13,225            5,700                (5)              --           18,920
   Other expense (income), net                    94              (28)              (24)              --               42
                                            --------         --------          --------         --------         --------
(Loss) income before income
   taxes                                      (8,072)          11,091             1,867               --            4,886
(Benefit) provision for income taxes          (2,662)           5,062               648               --            3,048
(Income) loss from equity
   investees, net of tax                      (7,248)              --                --            7,248               --
                                            --------         --------          --------         --------         --------
Income (loss) before extraordinary items       1,838            6,029             1,219           (7,248)           1,838
Extraordinary items, net of income taxes        (208)             --                 --               --             (208)
                                            --------         --------          --------         --------         --------
  Net income (loss)                         $  1,630         $  6,029             1,219         $ (7,248)        $  1,630
                                            ========         ========          ========         ========         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)



                                                             COMBINED
                                                             GUARANTOR    NON-GUARANTOR
                                            SLEEPMASTER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS        TOTAL

Net sales                                    $ 59,000         $ 56,597      $  7,011         $   (496)       $122,112
Costs and expenses:
   Cost of sales                               38,782           33,203         4,280             (496)         75,769
   Selling, general and
     administrative expenses                   13,809           14,221         1,416               --          29,446
   Amortization of intangibles                    483              815           142               --           1,440
   Interest expense, net                        8,126              164             3               --           8,293
   Other expense, net                              54               --             5               --              59
                                             --------         --------      --------         --------        --------
(Loss) income before income taxes and
   extraordinary items                         (2,254)           8,194         1,165               --           7,105
(Benefit) provision for income taxes             (984)           3,581           419               --           3,016
(Income) loss from equity investees,
   net of tax                                  (5,359)              --            --            5,359              --
                                             --------         --------      --------         --------        --------
(Loss) income before extraordinary items        4,089            4,613           746           (5,359)          4,089
Extraordinary items, net of income taxes       (3,167)              --            --               --          (3,167)
                                             --------         --------      --------         --------        --------
Net income                                   $    922         $  4,613      $    746         $ (5,359)       $    922
                                             ========         ========      ========         ========        ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)




                                                                   COMBINED           NON-
                                                                   GUARANTOR        GUARANTOR
                                                 SLEEPMASTER      SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS        TOTAL
ASSETS
Current assets:
Cash and cash equivalents                         $     142         $   1,662       $     582        $      --         $   2,386
Accounts receivable                                  12,425            25,793           2,691               --            40,909
Accounts receivable--other                            1,088               776               8               --             1,872
Intercompany receivable                                  --            41,625           2,591          (44,216)               --
Inventories                                           2,410            10,972             432               --            13,814
Other current assets                                  4,311             2,235             158           (3,930)            2,774
Deferred income taxes                                   692             1,342              --           (1,469)              565
                                                  ---------         ---------       ---------        ---------         ---------
   Total current assets                              21,068            84,405           6,462          (49,615)           62,320
                                                  ---------         ---------       ---------        ---------         ---------
Property, plant and equipment, net                    4,859            44,001             919               --            49,779
Intangible assets, net                               16,753           270,567          15,701               --           303,021
Intercompany receivable (payable)                    72,681                --              --          (72,681)               --
Investment in subsidiaries                          235,738                --              --         (235,738)               --
Other assets                                         11,081             1,126              30               --            12,237
Deferred income taxes                                12,011             6,218              --          (18,229)               --
                                                  ---------         ---------       ---------        ---------         ---------
   Total assets                                   $ 374,191         $ 406,317       $  23,112        $(376,263)        $ 427,357
                                                  =========         =========       =========        =========         =========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                  $   5,994         $  21,726        $  1,113        $      25         $  28,858
Accrued advertising and sales allowances              4,600             5,824             663               --            11,087
Accrued interest                                      6,672               200              --               --             6,872
Other current liabilities                             1,719             9,849             993           (3,930)            8,631
Intercompany payable (receivable)                    44,211                --              --          (44,211)               --
Deferred income taxes                                    --             1,274             195           (1,469)               --
Current portion of long-term debt                     9,375               515              --               --             9,890
                                                  ---------         ---------       ---------        ---------         ---------
   Total current liabilities                         72,571            39,388           2,964          (49,585)           65,338
                                                  ---------         ---------       ---------        ---------         ---------
Intercompany payable                                     --            72,681              --          (72,681)               --
Long-term debt                                      255,781            16,315              --               --           272,096
Deferred income taxes                                    --            50,144              --          (18,229)           31,915
Other liabilities                                       416             1,000             665               --             2,081
                                                  ---------         ---------       ---------        ---------         ---------
   Total long-term liabilities                      256,197           140,140             665          (90,910)          306,092
                                                  ---------         ---------       ---------        ---------         ---------
Redeemable cumulative preferred interests            22,255                --              --               --            22,255
Members' equity (deficit)                            23,168           226,789          19,483         (235,768)           33,672
                                                  ---------         ---------       ---------        ---------         ---------
   Total liabilities and members' equity
   (deficit)                                      $ 374,191         $ 406,317       $  23,112        $(376,263)        $ 427,357
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
                                                  =========         =========       =========        =========         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)




                                                                   COMBINED
                                                                  GUARANTOR    NON-GUARANTOR
                                                  SLEEPMASTER    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS        TOTAL
Net cash provided by (used in) operating
  activities                                       $ 24,812         $ 6,303         $  305         $(7,248)        $ 24,172
                                                    -------         -------        -------          -------         -------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                  (1,037)         (5,153)          (334)             --           (6,524)
   Acquisitions, net of cash acquired              (160,900)            (38)            --              38         (160,900)
   Net activity in investment in
     subsidiaries                                    (7,210)             --             --           7,210              --
                                                    -------         -------        -------         -------         -------
      Net cash (used in) provided by investing
        activities                                 (169,147)         (5,191)          (334)          7,248        (167,424)
                                                    -------         -------        -------         -------         -------

Cash flows from financing activities:
   Proceeds from issuance of senior
     subordinated notes                              25,000              --             --              --          25,000
   Proceeds from long-term debt                     167,500            (383)            --              --         167,117
   Payments on long-term debt                       (83,344)             --             --              --         (83,344)
   Borrowings under revolving line of credit         25,060              --             --              --          25,060
   Payments on revolving line of credit             (27,361)             --             --              --         (27,361)
   Loan origination fees                             (5,898)             --             --              --          (5,898)
   Capital contributions                             42,222              --             --              --          42,222
                                                    -------         -------        -------         -------         -------
      Net cash provided by (used in)
        financing activities                        143,179            (383)            --              --         142,796
                                                    -------         -------        -------         -------         -------

Net (decrease) increase in cash and cash
  equivalents                                        (1,156)            729            (29)             --            (456)
Cash and cash equivalents, beginning of
  period                                              1,297             934            611              --           2,842
                                                    -------         -------        -------         -------         -------
Cash and cash equivalents, end of period           $    141         $ 1,663        $   582         $    --         $ 2,386
                                                    =======         =======        =======         =======         =======

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)




                                                                   COMBINED
                                                                   GUARANTOR      NON-GUARANTOR
                                                  SLEEPMASTER    SUBSIDIARIES       SUBSIDIARY      ELIMINATIONS        TOTAL

Net cash provided by (used in) operating
  activities                                        $15,891         $   192           $ 1,071         $(5,402)       $11,752
                                                    -------         -------           -------         -------        -------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                  (2,250)           (665)             (23)             --          (2,938)
   Proceeds from sale of assets                          --              11               --              --              11
   Acquisitions, net of cash acquired               (42,263)             --               --             690         (41,573)
   Net activity in investment in
     subsidiaries                                    (5,434)             --               --           5,434              --
                                                    -------         -------          -------         -------         -------
      Net cash (used in) provided by investing
        activities                                  (49,947)           (654)             (23)          6,124         (44,500)
                                                    -------         -------          -------         -------         -------

Cash flows from financing activities:
   Proceeds from issuance of senior
     subordinated notes                             115,000              --               --              --         115,000
   Payments on long-term debt                       (63,996)           (285)              --              --         (64,281)
   Loan origination fees/bond issuance costs         (5,787)             --               --              --          (5,787)
   Penalties paid on early extinguishment of debt    (3,645)             --               --              --          (3,645)
   Distributions                                       (748)             --               --              --            (748)
                                                    -------         -------          -------         -------         -------
      Net cash provided by (used in) financing
        activities                                   40,824            (285)              --              --          40,539
                                                    -------         -------          -------         -------         -------

Net increase (decrease) in cash and cash
  equivalents                                         6,768            (747)           1,048             722           7,791
Cash and cash equivalents, beginning of
  period                                                 41             843               --            (722)            162
                                                    -------         -------          -------         -------         -------
Cash and cash equivalents, end of period            $ 6,809         $    96          $ 1,048         $    --         $ 7,953
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

QUARTER ENDED SEPTEMBER 30, 2000 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

     Net Sales. Net sales increased 108.0%, or $52.0 million, to $100.1 million for the quarter ended September 30, 2000, from $48.1 million for the quarter ended September 30, 1999. Substantially all of the increase was due to the contribution of net sales from Adam Wuest, acquired on November 5, 1999, Simon acquired on April 28, 2000 and Crescent, acquired on June 30, 2000. The increase in net sales attributable to Adam Wuest, Simon and Crescent in the third quarter of 2000 totaled $51.7 million. Excluding these acquisitions net sales increased by 0.8%, or $0.3 million, for the third quarter of 2000 as compared to the same period in 1999. The decline in sales growth is attributable to the increased competitive environment for the three months ended September 30, 2000 as compared to the same period in 1999. The Company expects this trend to continue in the short term.

      Cost of Sales. Cost of sales increased 105.4%, or $31.3 million, to $61.0 for the third quarter of 2000, from $29.7 million for the third quarter of 1999. Cost of sales as a percentage of net sales decreased from 61.7% in 1999 to 60.9% in 2000. Margins were favorably impacted by the Company's obtaining volume related cost savings on raw material purchases as a result of the acquisitions. This impact was partially offset by an increase in direct labor costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 132.9%, or $15.0 million, to $26.2 million for the third quarter of 2000 from $11.2 million for the same period of 1999. The increase in SG&A is primarily attributable to the SG&A associated with the Company's acquisitions of Adam Wuest, Simon and Crescent. SG&A as a percentage of sales increased to 26.2% in the third quarter of 2000 from 23.4% in the third quarter of 1999. The following three factors also contributed to the increase: (1) an increase in selling related costs in an effort to increase the Company's market share (2) increased shipping costs as a result of higher fuel costs in 2000 as compared to 1999 (3) an increase in corporate costs associated with the aforementioned acquisitions.

      Amortization of Intangibles. Amortization of intangibles increased $1.4 million to $2.0 million for the third quarter of 2000 from $0.6 for the third quarter of 1999. This increase is the result of additional amortization relating to the intangible assets acquired in connection with the acquisitions of Adam Wuest, Simon and Crescent.

      Interest Expense, Net. Interest expense increased $5.2 million to $8.6 million for the quarter ended September 30, 2000 from $3.4 million for the quarter ended September 30, 1999. A majority of the increase was primarily attributable to the cost of additional debt financing incurred for the acquisitions of Adam Wuest, Simon, and Crescent. Also contributing to the increase was the increase in interest rates which paralleled the Federal Reserve rate increases.

      Provision for Income Taxes. The provision for income taxes resulted in an effective tax rate of 86% in the third quarter of 2000 as compared to 42% in the same period in 1999. The increase in the effective tax rate is a result of the significant increase in non-deductible goodwill as a result of the Simon and Crescent acquisitions.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Net Sales. Net sales increased 80.3%, or $98.0 million, to $220.1 for the nine months ended September 30, 2000, from $122.1 million for the nine months ended September 30, 1999. Substantially all of the increase was attributable to the contribution of net sales from Herr, Star, Adam Wuest, Simon and Crescent, which totalled $95.6 million. Excluding these acquisitions, net sales increased by 3.2%, or $3.2 million, for the nine months ended September 30, 2000 as compared to the same period in 1999. The decline in sales growth is attributable to the increased competitive environment for the three months ended September 30, 2000 as compared to the same period in 1999. The Company expects this trend to continue in the short term.

      Cost of Sales. Cost of sales increased 78.6%, or $59.6 million, to $135.4 million for the nine months ended September 30, 2000, from $75.8 million for the same period in 1999. Cost of sales as a percentage of net sales decreased slightly from 62.0% in 1999 to 61.5% in 2000. Margins were favorably impacted by the Company's obtaining volume-related cost savings on raw material purchases as a result of the acquisitions. This impact was substantially offset by an increase in direct labor costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 93.7%, or $27.6 million, to $57.0 million for the nine months ended September 30, 2000 from $29.4 million for the same period of 1999. The increase in SG&A is primarily due to the SG&A associated with the Company's acquisitions of Herr, Star, Adam Wuest, Simon and Crescent. The following three factors also contributed to the increase: (1) an increase in selling related costs in an effort to increase the Company's market share, (2) increased shipping costs as a result of higher fuel cost in 2000 as compared to 1999, (3) an increase in corporate costs associated with the aforementioned acquisitions.

      Amortization of Intangibles. Amortization of intangibles increased $2.5 million to $3.9 million for the nine months ended September 30, 2000 from $1.4 for the same period of 1999. The increase is the result of additional amortization relating to the intangible assets acquired in connection with the acquisitions.

      Interest Expense, Net. Interest expense increased $10.6 million to $18.9 million for the nine months ended September 30, 2000 from $8.3 million for the same period in 1999. A majority of the increase was attributable to the cost of additional debt financing incurred for the acquisitions. Also contributing to the increase was the increase in interest rates which paralleled the Federal Reserve rate increases.

      Provision for Income Taxes. The provision for income taxes resulted in an effective tax rate of 62.4% for the nine months ended September 30, 2000, as compared to 42.0% in the same period in 1999. The increase in the effective tax rate resulted from a significant increase in non-deductible goodwill as a result of the Simon and Crescent acquisitions.

      Extraordinary Items. The extraordinary item recorded in the nine months ended September 30, 2000 consisted of a write-off of unamortized debt issuance costs of $346,000 (pre-tax) and was recorded in connection with the Company's third amended credit facility. The extraordinary item recorded in the nine months ended September 30, 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of cash to fund its liquidity needs is provided by its operating activities and availability under its current credit facility. The Company has funds available under an existing credit facility totaling $21.5 million. Historically the Company has used the proceeds from financing activities for the acquisitions of other Serta licenses. During 1999 and the nine months ended September 30, 2000 the Company acquired five other Serta Companies with funds totaling $260.0 million. The company historically has used cash generated by operations to reinvest in its property, plant and equipment, with the remainder used to repay its credit facilities.

        Cash and cash equivalents decreased by $0.4 million to $2.4 million as of September 30, 2000 from $2.8 million as of December 31, 1999. The Company generated $24.1 million of net cash from its operations in the nine months ended September 30, 2000 as compared to $11.7 million in the same period in 1999. The increase was primarily attributable to the growth of the business, principally through its acquisitions. Capital expenditures totaled $6.5 million in the nine months ended September 30, 2000 as compared to $2.9 million in the same period in 1999. The increase in capital expenditures was primarily attributable to the building of a new facility located in California. The Company expects that capital expenditures at all existing facilities will be approximately $10.0 million in 2000. Management believes that annual capital expenditures limitations under its current credit facility will not significantly inhibit Sleepmaster from meeting its capital needs.

        The Company's management projected an approximately $2.8 million of capital expenditures in the fourth quarter of 2000, most of which can be attributed to the new California plant. Management believes that the capital expenditure limitations under its Credit Facility will not impact its current business plan.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Dated:  November 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



        SIGNATURE                             CAPACITY                        DATE

/s/  Charles Schweitzer           President and Chief Executive         November 14, 2000
  ---------------------------
     Charles Schweitzer                Officer, Advisor


/s/   James P. Koscica            Executive Vice President and Chief    November 14, 2000
  ---------------------------
      James P. Koscica                 Financial Officer, Advisor