Form 10-K405
period 2000-12-31
SLEEPMASTER LLC
filed 2001-04-02
CIK 1088914

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     All of the registrant's voting and nonvoting membership interests are held by its affiliates, Sleepmaster Holdings L.L.C. and Sleep Investor L.L.C.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

   Class A common units, no par value -- 8,000 units as of December 31, 2000
     Class B common units, no par value -- 0 units as of December 31, 2000
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sleepmaster L.L.C. ("we", "us" or "our") is a leading manufacturer and distributor of a full line of conventional bedding, including mattresses and box springs, marketed under the well-known brand names of Serta, Serta Perfect Sleeper, Sertapedic and Masterpiece. We are the largest Serta, Inc. ("Serta") licensee in North America with approximately an 18% market share in its domestic licensed territories as of December 31, 2000. Serta, through its licensees, is the second largest manufacturer of conventional bedding products in the United States.

     Serta is a national organization that is owned by and operated for the benefit of its licensees. The organization consists of eight domestic licensed mattress manufacturers, covering 34 licensing territories and operating out of 27 U.S. and four Canadian manufacturing facilities. Serta also has 31 international licensees in Canada, Europe, Asia, the Middle East, South America and the Caribbean.

     We are one of Serta's eight domestic licensed mattress manufacturers, covering licensing territories in all or a portion of Alaska, California, Commonwealth of Kentucky, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Iowa, Indiana, Maryland, Minnesota, Nebraska, Nevada, New Jersey, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, South Carolina, Washington, West Virginia, Wisconsin and Ontario, Canada.

     We distribute our products through a variety of channels, including bedding chains, furniture retailers, department stores, wholesale buying clubs and contract customers. We operate manufacturing facilities located in Linden, New Jersey; Riviera Beach, Florida; Lancaster, Pennsylvania; Cincinnati, Ohio; Vacaville, California; Puyallup, Washington; Waipahu, Hawaii; Greensboro, North Carolina; Grovetown, Georgia; Clear Lake, Iowa; and Concord, Ontario, Canada.

HISTORY OF THE COMPANY

     We were formed as a limited liability company in January 1995, for the purpose of acquiring substantially all of the assets of Sleepmaster Products Company, L.P., a Delaware limited partnership. At our formation, we were 98% owned by Sleepmaster Holdings L.L.C. ("Holdings") and Brown/Schweitzer Holdings Inc. ("B/S Holdings"), an investor group, owned 2%. Holdings, in turn, was owned by management of Sleepmaster and outside investors. On November 14, 1996, we entered into a recapitalization agreement with a new group of investors led by Citicorp Venture Capital and PMI Mezzanine Fund L.L.P., pursuant to which the new investor group and Sleep Investor L.L.C., a Delaware limited liability company ("Sleep Investor"), paid cash and issued promissory notes to effect our leveraged recapitalization (the "Recapitalization"). As a result of the Recapitalization, Sleep Investor acquired a 72.0% interest and our management acquired a 28.0% interest in Holdings. Holdings' ownership of us increased to over 99.9%.

     Since the Recapitalization, we acquired the stock of Palm Beach Bedding Company ("Palm Beach") on March 3, 1998, the stock of Herr Manufacturing Company ("Herr") on February 26, 1999, substantially all of the assets of Star Bedding Products (1986) Limited ("Star") on May 18, 1999, substantially all of the assets of Adam Wuest, Inc. ("Adam Wuest") on November 5, 1999, the stock of Simon Mattress Manufacturing Co. ("Simon") on April 28, 2000 and the stock of Crescent Sleep Products Company ("Crescent") on June 30, 2000.

THE SERTA NATIONAL ORGANIZATION

     Serta owns the rights to the Serta trademark and licenses companies to manufacture and sell mattresses under the Serta brand name. The licensing agreements prohibit each licensee from manufacturing outside of its licensing territories. The Serta organization licensees generated total domestic revenues of $729 million and $720 million for the years ended December 31, 2000 and 1999, respectively.

     The Serta organization is headed by Serta's president, who reports to a board of directors, which consists of representatives of six licensees, two outside directors and the president of Serta. Charles Schweitzer, our Chief Executive Officer, has been a member of the board of directors of Serta since 1995 and is currently the Chairman of the board of directors. Serta cannot own its licensees and does not have a "right-of-first-refusal" if any are to be sold. Strategic decisions for Serta are made by the board of directors and passed through to the Serta licensees. Although all Serta national advertising budgets are voted on and approved by the Serta board of directors, Serta licensees control their own marketing, merchandising, manufacturing and administrative functions and thus have the ability to tailor their businesses to the needs of local customers. Serta focuses on the following programs and services for the licensing group: conducting national advertising campaigns; issuing guidelines for Serta products; supervising quality control programs; handling sales programs for national accounts; protecting Serta trademarks; and conducting product research and development. We paid approximately 3.0% of our 2000 and 1999 net sales as royalties to the Serta organization.

PRODUCTS

     Our product line consists of conventional bedding sold primarily under the Serta brand, which varies in price, design, material and size. Retail prices for Serta brand products range from under $200 for a twin size promotional bedding set to approximately $2,400 for a king size luxury set. Introduced in 1999, the Masterpiece line represents an upscale collection of mattresses and boxsprings. Retail prices of the Masterpiece line range from approximately $700 for twin size to $5,000 for king size. Serta Perfect Sleeper brand mattress is the second largest selling mattress brand in North America. We offer retailers a full line of products, allowing retailers to develop their own product assortment to facilitate step-up sales and to meet various consumer comfort and support preferences.

CUSTOMERS

     We manufacture and supply products to approximately 3,900 retail outlets, representing approximately 2,500 customers, which include furniture stores, department stores, specialty sleep shops, warehouse clubs, contract customers and other stores. Our ten largest customers accounted for approximately 39% and 48% of net sales in 2000 and 1999, respectively. One account represented 12% and 11% of net sales in 2000 and 1999, respectively.

SALES, MARKETING AND ADVERTISING

     Our marketing and advertising programs focus on local markets as well as the national market. We employ a sales organization of approximately 110 people to target local retailers and to sell our products to authorized retailers in local markets. The sales force is provided with ongoing, extensive training in advertising, merchandising and salesmanship so that they can successfully target retailers and work closely with retailers to assist them in implementing and improving their sales techniques. In addition, Serta has formed an organization to sell Serta products on a national level and to administer programs for national accounts such as Sears and Sam's Club. The combination of our local sales efforts and Serta's national marketing efforts allows us to better analyze the needs of our retailers and to customize our sales and marketing efforts to specific competitive environments.

     Our marketing strategy focuses on two areas:(1) total retailer support programs -- including cooperative advertising programs designed to meet individual retailer needs and to complement individual retailers' marketing programs, and (2) a continuation of the substantial investment in national advertising that has established and will continue to build brand awareness. The retailer support program assists retailers in increasing sales by providing them with (a) advertising and retail incentive packages tailored to their needs; (b) point of sale materials that enable retail sales people to demonstrate the unique features of our products and explain step-up features to increase average unit selling prices; (c) retail sales education programs conducted at retail sites and at our factory showrooms; and (d) merchandised product assortments to meet the needs of retailers and help achieve step-up sales. Management believes this program differentiates us from most of our competitors.

     Serta invests in building the Serta brand name through national advertising, and has been recognized as one of the leading brands in the home furnishing industry. Serta advertises throughout the year on prime network and cable programs, as well as on selected daytime and syndicated programs.

INDUSTRY AND COMPETITION

     Overall, the U.S. conventional bedding industry is mature and stable. Over the past 20 years, the industry experienced increases in revenues at a compounded annual growth rate of 6.6%. Sales in the bedding industry declined only once during this period, 1.9 % in 1982. According to International Sleep Products Association, the domestic bedding industry consists of over 700 manufacturers, generating wholesale revenues of $4.5 billion and $4.3 billion during 2000 and 1999, respectively. Conventional bedding is primarily sold to furniture stores and specialty sleep shops. Management estimates that U.S. consumers replace mattresses, on average, every seven to eight years resulting in approximately seventy percent of new mattresses being purchased as replacements.

     Serta is the second largest conventional bedding manufacturer in the United States, with well-known brand names such as Serta, Serta Perfect Sleeper, PerfectNight, Sertapedic and Masterpiece, and primarily competes with two national companies, Sealy and Simmons. For the year ended December 31, 2000, it is estimated that these top three bedding manufacturers accounted for approximately 57% of domestic wholesale mattress and box spring shipments. Of the top three bedding manufacturers, Serta is the only one comprised solely of licensees. The license structure gives Serta and its licensees the advantage of having a strong national organization combined with localized marketing and sales efforts to maximize opportunities in local markets.

MANUFACTURING FACILITIES AND DISTRIBUTION

     We operate a total of 11 bedding manufacturing facilities, of these 10 are in the United States and one in Canada. Of the 11 facilities, eight operate a single shift and the others operate two shifts daily.

     Our facilities are strategically located to service one or more major metropolitan areas. We have instituted just-in-time inventory techniques to enable us to supply products in an efficient manner and minimize our inventory carrying costs. We adjust production levels to meet demand and as a result have no material backlog of orders.

     We have entered into various distribution arrangements at each facility based upon its needs and the circumstances at each location. In some locations, we have contracted with independent third parties to distribute all or a portion of our products and in other locations we own or lease trailers and either distribute the products ourselves or outsource the distribution function. Management believes that the flexibility of this distribution program allows us to distribute products using the most cost-effective method.

SUPPLIERS

     We purchase raw materials, including innersprings, box spring modules, lumber, foam and ticking from a variety of suppliers. We take advantage of all trade discounts and do not enter into written supply contracts with any of our suppliers. We purchased approximately 79% of our raw materials from 10 suppliers, including approximately 39% and 37% of our total raw materials from Leggett & Platt in 2000 and 1999, respectively. We maintain several alternative-source suppliers for most of our raw materials. However, the Perfect Sleeper innerspring units can only be purchased from Leggett & Platt. We have never suffered a significant production loss from insufficient raw material supplies.

WARRANTIES

     Our conventional bedding products generally offer limited warranties of ten years against manufacturing defects, with promotional products carrying warranties of one year. Historically, our costs of honoring warranty claims have been immaterial.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     Our principal wastes are non-hazardous materials such as wood, cardboard, scrap foam and packaging materials, which are primarily sold to recyclers. We also dispose of small amounts of used oil, primarily by recycling. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated off-site disposal location, or if contamination from prior activities is discovered at any of its properties, we may be held liable and the amount of the liability could be material.

     We are subject to federal, state, and local laws and regulations relating to pollution, environmental protection and occupational health and safety. In addition, our conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and consumer protection standards. We believe that we are in material compliance with such laws and regulations.

     We are not aware of any pending federal environmental legislation, which would have a material impact on our operations. We do not expect to make any material capital expenditures for environmental controls during the next two fiscal years.

EMPLOYEES

     As of December 31, 2000, we employed approximately 1,700 full-time employees, of whom approximately 800 were represented by various labor unions with separate collective bargaining agreements. We are not a party to any master labor agreement covering production employees at more than a single manufacturing facility. Also, we are periodically in negotiations with certain of the unions representing our employees. Additionally, we have not experienced any work stoppages or slowdowns as a result of labor difficulties during the last ten years and believe that our relationships with our employees are good.

SEASONALITY

     Our net sales and net income are generally consistent throughout the fiscal year, except for slight increases in the third quarter. However, seasonal variations in net sales and net income affect each of our 11 facilities. Palm Beach's net sales and net income are typically higher during the first and fourth quarters of the fiscal year. In contrast, net sales and net income are typically higher during the third quarter of the fiscal year at our other facilities. Since Palm Beach's sales cycle does not coincide with the sales cycles at the other facilities, our seasonal variations are somewhat reduced.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 2001 Lower Road, Linden, New Jersey, 07036-6520.

     The following table sets forth certain information regarding the manufacturing facilities operated by the Company at December 31, 2000:

                                                              APPROXIMATE
                                                                SQUARE       OWNED/
LOCATION                                                        FOOTAGE      LEASED
- --------                                                      -----------    ------
Linden, New Jersey..........................................    240,000      Leased
Riviera Beach, Florida......................................    235,000       Owned
Vacaville, California.......................................    220,800       Owned
Greensboro, N.C.............................................    131,000       Owned
Grovetown, Georgia..........................................    130,000       Owned
Cincinnati, Ohio............................................    128,000       Owned
Vacaville, California*......................................    116,000       Owned
Clear Lake, Iowa............................................    113,500       Owned
Lancaster, Pennsylvania.....................................    100,000       Owned
Puyallup, Washington........................................     79,800       Owned
Waipahu, Hawaii.............................................     71,900      Leased
Concord, Ontario............................................     53,700      Leased

- ---------------
* The previous Vacaville, California facility was sold on February 6, 2001.

     The Linden, New Jersey, facility is held pursuant to a lease, which terminates on February 1, 2004 but contains two five-year extension options. It is management's intention to exercise its right to extend the Linden facility lease beyond the initial expiration date.

     The Star facility in Concord, Ontario, Canada was held pursuant to a lease, which terminated on December 31, 2000. Prior to termination Star entered into a month to month agreement with the lessor which will remain in effect until a new facility currently under construction is completed.

     We consider our present facilities to be generally well maintained, in sound operating condition and adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. Management does not expect that these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our common membership interests. As of March 30, 2001, Holdings owned 7,999 units of our Class A common membership interests and Sleep Investor owned one unit of our Class A common membership interests.

     We have not paid any cash distributions on our common membership interests during the fiscal years ended December 31, 2000, 1999 or 1998. We have not sold any securities during the past three years in transactions not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for us for each of the five years in the period ended December 31, 2000 and has been derived from our annual consolidated financial statements. The selected consolidated financial and other data should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto and our "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K.

                                                   FISCAL YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:
Net sales...........................  $ 59,763    $ 67,472    $110,251    $171,319    $304,297
Gross profit........................    22,265      25,024      41,263      66,395     117,200
Selling, general and administrative
  expenses..........................    14,130      15,044      25,794      43,322      79,573
Amortization of intangibles.........       644         644       1,223       2,216       5,853
Operating income....................     7,491       9,336      14,246      20,857      31,774
Interest expense, net(a)............     2,578       4,663       7,096      12,536      26,852
Income before income taxes and
  extraordinary items...............     4,697       4,770       7,168       8,238       4,741
Net income..........................     4,606       2,757       4,148       1,823       1,703
BALANCE SHEET DATA:
Net working capital(b)..............  $    736    $    309    $  2,749    $  6,204    $  7,685
Total assets........................    48,634      47,339      89,540     208,987     433,099
Total debt..........................    44,031      39,102      70,696     166,613     280,916
Redeemable cumulative preferred
  interests.........................    14,221      15,927      18,267      20,423      22,867
Members' (deficit) equity...........   (21,116)    (20,092)    (17,517)     (8,080)     32,713
OTHER DATA:
Gross margin........................      37.3%       37.1%       37.4%       38.8%       38.5%
Adjusted EBITDA(c)..................  $  8,534    $ 10,429    $ 16,335    $ 24,612    $ 41,464
Adjusted EBITDA margin..............      14.3%       15.5%       14.8%       14.4%       13.6%
Depreciation and amortization.......  $  1,043    $  1,093    $  2,089    $  3,755    $  9,429
Capital expenditures................  $    167    $    572    $  1,095    $  4,165    $ 13,914
Ratio of earnings to fixed
  charges(d)........................      2.64x       1.97x       1.96x       1.63x       1.17x

- ---------------
(a) Interest expense, net includes the amortization of deferred debt issuance costs of $391, $170, $281, $633 and $1,909 for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, respectively.

(b) Represents total current assets, excluding cash and cash equivalents, less total current liabilities, excluding current portion of long-term debt.

(c) Adjusted EBITDA represents, for any period, net income before interest expense, income taxes, depreciation and amortization and other non-operating income/expense. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. We believe that presentation of Adjusted EBITDA may be helpful to investors. However, Adjusted EBITDA should not be considered an alternative to net income as a measure of Sleepmaster's operating results or to cash flows as a measure of liquidity. In addition, although the Adjusted EBITDA measure of performance is not recognized under generally accepted accounting principles, it is widely used by industrial companies as a general measure of a company's operating performance because it assists in comparing performance on a relatively consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly where acquisitions are involved, or non-operating factors such as historical cost bases. Because

    Adjusted EBITDA is not calculated identically by all companies, the presentation in this Form 10-K may not be comparable to other similarly titled measures of other companies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of our financial condition and operating results should be read in conjunction with the "Selected Financial Data", set forth in
Item 6 hereof, and our audited consolidated financial statements and the notes thereto included elsewhere herein.

GENERAL

     We acquired the stock of Palm Beach on March 3, 1998, the stock of Herr on February 26, 1999, substantially all of the assets of Star on May 18, 1999, substantially all of the assets of Adam Wuest on November 5, 1999, the stock of Simon on April 28, 2000 and the stock of Crescent on June 30, 2000. Each of these acquisitions has been accounted for using the purchase method of accounting. Our historical results of operations reflect the results of the acquired businesses from each of their respective dates of acquisition and therefore, these results for the periods presented are not necessarily comparable.

RESULTS OF OPERATIONS

     The following table sets forth operating data of Sleepmaster as a percentage of net sales for the fiscal years ended December 31, 1998, 1999 and 2000.

                                                               PERCENTAGE OF NET SALES
                                                              --------------------------
                                                              FOR THE FISCAL YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   62.6      61.2      61.5
                                                              -----     -----     -----
Gross profit................................................   37.4      38.8      38.5
                                                              -----     -----     -----
Operating expenses:
Selling, general and administrative.........................   23.4      25.3      26.2
Amortization of intangibles.................................    1.1       1.3       1.9
                                                              -----     -----     -----
Total operating expenses....................................   24.5      26.6      28.1
                                                              -----     -----     -----
Operating income............................................   12.9      12.2      10.4
Interest expense, net.......................................    6.4       7.4       8.8
                                                              -----     -----     -----
Income before income taxes and extraordinary items..........    6.5       4.8       1.6
Provision for income taxes..................................    2.7       1.9       1.0
                                                              -----     -----     -----
Income before extraordinary items...........................    3.8       2.9       0.6
Extraordinary items, net of income taxes....................     --      (1.8)     (0.1)
                                                              -----     -----     -----
Net income..................................................    3.8%      1.1%      0.5%
                                                              -----     -----     -----
Depreciation expense........................................    0.8%      0.9%      1.2%
Adjusted EBITDA.............................................   14.8%     14.4%     13.6%

FISCAL 2000 COMPARED WITH FISCAL 1999

     Net Sales. Net sales increased 77.6%, or $133.0 million, to $304.3 million in 2000 from $171.3 million in 1999. A significant portion of the increase was due to the contribution of net sales from Simon, acquired on April 28, 2000 and Crescent, acquired on June 30, 2000. Net sales contributed during 2000 by Simon and Crescent were $37.5 million and $38.7 million, respectively. Also contributing to the increase in net sales is the inclusion of a full year of activity for Herr, Star and Adam Wuest in 2000. Each of these entities was acquired during 1999. Full year net sales for Herr, Star and Adam Wuest for 2000 were $93.5 million compared to partial year results of $38.7 million in 1999. Excluding the acquisitions of Herr, Star, Adam Wuest, Simon and Crescent, net sales increased by 2.3%, or $3.1 million in 2000. This increase is due primarily to better sales penetration at existing customers and the addition of new customers.

     Cost of Sales. Cost of sales increased 78.4%, or $82.2 million, to $187.1 million in 2000 from $104.9 million in 1999. A significant portion of the increase was due to increased cost of sales from Simon, acquired on April 28, 2000 and Crescent, acquired on June 30, 2000. Cost of sales recorded during 2000 for Simon and Crescent were $24.2 million and $21.9 million, respectively. Also contributing to the increase in cost of sales is the inclusion of a full year of activity for Herr, Star and Adam Wuest in 2000. Each of these entities was acquired during 1999. Full year cost of sales for Herr, Star and Adam Wuest for 2000 were $55.2 million compared to partial year results of $22.7 million in 1999. Excluding the acquisitions of Herr, Star, Adam Wuest, Simon and Crescent, cost of sales increased by 3.4%, or $3.6 million in 2000.

     Cost of sales as a percentage of net sales increased to 61.5% in 2000 from 61.2% in 1999. This slight increase in cost of sales as a percentage of net sales in 2000 was due primarily to increased labor costs associated with the tight labor market. Partially offsetting this increase was our ability to successfully obtain additional volume related costs savings on raw material purchases as a result of the acquisitions of Simon and Crescent.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") increased 83.8%, or $36.3 million, to $79.6 million in 2000 from $43.3 million in 1999. A significant portion of the increase was due to increased SG&A expenses from Simon, acquired on April 28, 2000 and Crescent, acquired on June 30, 2000. SG&A expenses recorded during 2000 for Simon and Crescent were $11.6 million and $10.0 million, respectively. Also contributing to the increase in SG&A expenses is the inclusion of a full year of activity for Herr, Star and Adam Wuest in 2000. Each of these entities was acquired during 1999. Full year SG&A expenses for Herr, Star and Adam Wuest for 2000 were $25.1 million compared to partial year results of $10.0 in 1999. Excluding the acquisitions of Herr, Star, Adam Wuest, Simon and Crescent, SG&A expenses decreased by 1.0%, or $0.3 million in 2000. This decrease is due primarily to a decrease in administrative expenses.

     SG&A as a percentage of net sales increased to 26.2% in 2000 from 25.3% in 1999. The increase of SG&A expenses as a percentage of net sales was due primarily to selling related costs. We incurred additional advertising related expenses combating the overall downturn in the economy during late 2000 and our delivery costs increased due to higher fuel costs.

     Amortization of Intangibles. Amortization of intangibles increased 168.2%, or $3.7 million to $5.9 million in 2000 from $2.2 million in 1999. This increase was due to the acquisitions of Simon in April 2000, Crescent in June 2000, as well as full year of amortization related to the acquisitions of Herr in February 1999, Star in May 1999 and Adam Wuest in November 1999.

     Operating Income. Operating income increased 52.2%, or $10.9 million, to $31.8 million in 2000 from $20.9 million in 1999. As a result of the above factors, operating income as a percentage of net sales decreased to 10.4% in 2000 from 12.2% in 1999.

     Interest Expense, Net. Interest expense increased 115.2%, or $14.4 million, to $26.9 million in 2000 from $12.5 million in 1999. This increase was due to the cost of additional debt financing incurred for the acquisitions of Simon and Crescent, as well as the issuance of senior subordinated notes on June 30, 2000. See "Liquidity and Capital Resources".

     Provision for Income Taxes. The provision for income taxes decreased by $0.4 million, to $2.8 million, in 2000 from $3.2 million in 1999. The provision for income taxes resulted in an effective tax rate of 59.7% in 2000 compared with 39.4% in 1999. The effective tax rate increased due primarily to the non-deductibility of goodwill amortization related to the Simon and Crescent acquisitions.

     Extraordinary Items, net of income taxes. The extraordinary loss, net of income taxes of $0.2 million recorded for 2000 consisted of a loss related to the extinguishment of a portion of the loan acquisition costs incurred on our previous amended and restated credit facilities. One of the banks participating in our loan syndicate elected not to continue in connection with the third amended and restated credit facility and its debt was extinguished. The extraordinary items recorded in 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999. See "Liquidity and Capital Resources".

     Net Income. As a result of the above factors, net income decreased by $0.1 million, to $1.7 million in 2000 from $1.8 million in 1999.

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

     Extraordinary Items, net of income taxes. The extraordinary items, net of income taxes recorded in 1999 consisted of the payment of $3.6 million in premiums on the redemption of $20 million in aggregate principal amount of Series A and Series B 12% Subordinated Notes and repayment of $69.2 million of borrowings under the Company's former credit facility, together with the write-off of $1.8 million of unamortized debt issuance costs relating to such redemption and repayment on May 18, 1999.

     Net Income. As a result of the above factors, net income decreased by $2.3 million, to $1.8 million in 1999 from $4.1 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of cash to fund our liquidity needs is net cash provided by operating activities and availability under our third amended and restated credit facility. We have funds available under our existing third amended and restated credit facility totaling $2.5 million at February 28, 2001. Historically, our principal uses of funds provided by operating activities consist of acquisitions of other Serta licenses, payments of principal and interest on our indebtedness and capital expenditures. During 1999 and 2000 we acquired five other Serta licensees with funds totaling $260.0 million.

     Cash and cash equivalents decreased by $0.8 million to $2.0 million as of December 31, 2000 from $2.8 million for the same period in 1999. We generated $33.2 million of net cash from our operations for the year ended December 31, 2000 as compared to $13.9 million for the same period in 1999. This increase is due primarily to a $17.0 million increase in accounts payable. The increase in accounts payable is due to the growth of the business, principally through acquisitions, increases related to capital expenditures and the timing of payments. Capital expenditures totaled $13.9 million, $4.2 million and $1.1 million in 2000, 1999 and 1998, respectively. The increase in expenditures in 2000 was primarily attributable to the building of a new facility located in California. The balance of the increase in capital expenditures was for machinery and equipment at all facilities. Management expects that capital expenditures at all our facilities will be approximately $7.0 million in 2001. Additionally, management believes that annual capital expenditure limitations under the third amended and restated credit facility will not significantly inhibit us from meeting our capital needs.

     We generated $140.9 million of cash inflows from financing activities in 2000, principally arising from net proceeds from the issuance on June 30, 2000 of $25.0 million of 13.4% senior subordinated notes due 2009 and borrowings under an increased credit facility to acquire Simon and Crescent, compared with cash inflows of $92.1 million in 1999 and cash inflows of $24.5 million in 1998. Financing cash inflows in 1999 arose primarily from the issuance of the 11% senior subordinated notes due 2009 and borrowings under an increased credit facility to acquire Herr and Adam Wuest. Financing cash inflows in 1998 arose primarily from borrowings under an increased credit facility to acquire Palm Beach.

     On April 28, 2000, we purchased all of the capital stock of Simon. In connection with the acquisition, we amended and restated our credit facility to provide for an aggregate amount of borrowings of up to $103.9 million, a portion of which was used to finance the acquisition.

     On June 30, 2000, we purchased all of the capital stock of Crescent. The acquisition was funded with (1) the net proceeds of the issuance of $25 million of 13.4% senior subordinated notes due 2009; (2) additional equity from a group of investors and certain members of Crescent and our management; and (3) an amendment and restatement of our existing credit facility to provide for an aggregate amount of borrowings of up to $172.5 million, a portion of which was used to finance the acquisition.

     In December 2000, we were a party to the settlement of a claim filed by Serta and its licensees against the Simmons Company alleging patent and trademark infringement. The claim was settled in favor of Serta and its licensees and our portion of the total settlement was approximately $1.6 million.

  Debt

     On April 28, 2000, we amended and restated our existing credit facility to provide for borrowings of up to $103.9 million, comprising a $33 million revolving credit facility, a $35.9 million amortizing term loan facility and a $35 million incremental amortizing term loan facility (the "Second Amended and Restated Credit Facility"). The terms of the Second Amended and Restated Credit Facility were substantially equivalent to those of the prior facility.

     On June 30, 2000, we issued an additional $25 million of 13.4% senior subordinated notes due November 2009 and received a $41.5 million equity investment from a group of existing investors and certain members of Crescents' management. We used the proceeds of the senior subordinated notes and the equity investment to acquire all the capital stock of Crescent.

     Also on June 30, 2000, in connection with the acquisition of Crescent, we entered into a third amended and restated credit agreement to provide for an aggregate amount of borrowings of up to $172.5 million, comprising a $40 million
5.5 year revolving credit facility, a 5.5 year Tranche A term loan of $57.5 million and a 6.5 year Tranche B term loan of $75 million (the "Third Amended and Restated Credit Facility"). Similar to the prior credit facility, the revolving credit facility includes a sublimit for letters of credit. This new facility includes a letter of credit sublimit of $25 million. A portion of the Third Amended and Restated Credit Facility was used to finance the acquisition of Crescent.

     Borrowings under the Third Amended and Restated Credit Facility bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate and, accordingly, our financial condition and performance will be affected by changes in interest rates. Our Third Amended and Restated Credit Facility also imposes certain restrictions and requires us to comply with certain financial ratios and tests.

     In connection with the Third Amended and Restated Credit Facility, we wrote-off unamortized debt issuance costs. One bank included in the syndication of banks which was part of the Second Amended and Restated Credit Facility did not continue in the syndication of banks in connection with the Third Amended and Restated Credit Facility and its debt was extinguished. An extraordinary loss of $0.2 million, net of the associated income tax benefit of $0.1 million, was recorded in connection with this extinguishment for the year ended December 31, 2000. In accordance with the Emerging Issues Task Force ("EITF") No. 98-14, for banks that continued in the syndication of banks in connection with the Third Amended and Restated Credit Facility that reduced their borrowing capacity, a charge to interest expense of $0.6 million was recorded to write off unamortized debt issuance costs.

     At June 30, 2000, we were not in compliance with two financial covenants contained in the Third Amended and Restated Credit Facility; (1) the interest coverage ratio and (2) minimum consolidated EBITDA. The interest coverage ratio requires a minimum ratio of 1.80 and our actual ratio was 1.73 at June 30, 2000. The minimum consolidated EBITDA covenant required a minimum of $56 million (which is a 12-month rolling computation) and our actual consolidated EBITDA was $55.3 million at June 30, 2000. The principal reason we did not meet these two covenants was an increase in the competitive environment. We have implemented various steps to increase our competitive position, including increasing marketing efforts, introduction of a new product line and increasing cost control programs. The failure to comply with these covenants constituted an event of default under the Third Amended and Restated Credit Facility. On September 19, 2000, the lenders granted a waiver for the debt covenant violations and entered into an amendment to the Third Amended and Restated Credit Facility (the "Waiver and Amendment"). The Waiver and Amendment also modified various financial covenants going forward, including the two financial covenants identified above. The minimum consolidated EBITDA was reset to $51.0 million for the period ended December 31, 2000 and the interest coverage ratio was reset to a minimum of 1.50 for the period July 1, 2000 through December 31, 2000.

     The more restrictive financial covenants under the Third Amended and Restated Credit Facility include consolidated EBITDA, interest coverage ratio, leverage ratio and fixed charge coverage ratio. The most restrictive of which is consolidated EBITDA. At December 31, 2000, we were in compliance with all of our covenants. These covenants are required to be met at the end of each of our quarters and become increasingly more restrictive at the end of each quarter during 2001. A violation of any covenant constitutes an event of default under the Third Amended and Restated Credit Agreement. Our consolidated EBITDA for the two-month period ended February 2001 was below budget. Our current 2001 budget indicates that there is a possibility we may not meet certain covenants at the end of each of our quarters during 2001. However, we have undertaken certain new business relationships and introduced a new product line in early 2001, neither of which have been reflected in our 2001 budget, which we believe will result in our ability to meet our covenants. In the event these actions are unsuccessful we may be required to obtain waivers and possible amendments to the covenants. While we have obtained a waiver and amendment under our Third Amended and Restated Credit Facility in the past, there can be no assurances that future waivers or amendments will be granted or that such waivers or amendments, if granted, would be on terms satisfactory to us. If we are unable to obtain a waiver or an amendment on terms satisfactory to us, because of our existing collateral we believe we would be able to obtain replacement financing.

     As of December 31, 2000, we had approximately $11.0 million available under our revolving credit facility with letters of credit issued totaling approximately $18.4 million outstanding. Our debt-to-equity ratio was 8:1 and we had negative working capital of $0.2 million at December 31, 2000. Management believes that cash flows generated from operations, together with our borrowing capacity, are sufficient to support our operations and general business and liquidity requirements for the foreseeable future.

     In conjunction with the purchase of substantially all the assets of Star on May 18, 1999, Holdings issued a junior subordinated note to the seller in the initial aggregate principal amount of approximately $0.7 million as a portion of the purchase price. The junior subordinated note bears interest at a fixed rate of 6.0% per annum, which interest shall be paid in kind, and will mature on the third anniversary of the closing.

     Also, in connection with the recapitalization of Holdings on November 14, 1996, Sleep Investor issued $7.0 million of 7.02% junior subordinated promissory notes, due November 14, 2007, and paid cash to the then existing members of Holdings, including current members of our management. In exchange for the notes, the then-existing members of Holdings delivered common and preferred interests of Holdings, as well as notes issued by Holdings, to Sleep Investor. Interest payments received by Sleep Investor on the notes issued by Holdings correspond to Sleep Investor's obligation to make interest payments on the promissory notes. The interest on the promissory notes is pay-in-kind except that an amount equal to the current tax liability for interest payments received on the promissory notes is paid in cash. The interest rate was amended to bear interest at a fixed rate of 12% per annum and to mature on November 14, 2007.

     We have no obligations or commitments to Holdings or Sleep Investor either under the promissory notes or the junior subordinated note. The amended and restated credit facility will allow us to fund interest payments on the promissory notes and the junior subordinated note. Distributions, dividends and loans from us to Holdings are restricted by the terms of the indenture governing the notes.

  Assumed Debt

     In conjunction with the acquisition of substantially all the assets of Adam Wuest we are obligated to the County of Hamilton, Ohio, pursuant to economic revenue bonds issued on behalf of Adam Wuest. On

February 1, 1994, the County of Hamilton, Ohio, issued Fixed Rate Economic Development Revenue Funding Bonds, Series 1994 in the aggregate principal amount of $3.0 million to finance the Adam Wuest, Inc. Project. As of December 31, 2000, $1.9 million of the bonds were outstanding. The bonds mature in September 2010, and bear interest at fixed rates ranging from 4.8% to 5.6% at December 31, 2000, depending on the maturity date of the bond series.

     Also, in conjunction with the acquisition of the stock of Crescent we are obligated to the Iowa Finance Authority and the County of Guilford, North Carolina, pursuant to revenue bonds issued on behalf of Crescent. On March 15, 1995, the Iowa Finance Authority issued Tax-exempt Adjustable Mode Industrial Development Revenue Bonds, Dixie Bedding Company Project, Series 1996 in the aggregate principal amount of $3.0 million to finance the construction of a 113,500 square foot manufacturing facility for Crescent. As of December 31, 2000, $3.0 million of the bonds were outstanding. The bonds mature in April 2015, and bear interest at a variable rate that was 5.25% at December 31, 2000.

     On September 15, 1999, the County of Guilford Industrial Facilities and Pollution Control Financing Authority issued Industrial Development Revenue Bonds, Crescent Sleep Products Company Project, Series 1999 in the aggregate principal amount of $5.9 million to finance the construction of a 131,000 square foot manufacturing facility for Crescent. As of December 31, 2000, $5.9 million of the bonds were outstanding. The bonds mature in September 2010, and bear interest at a variable rate that was 5.30% at December 31, 2000.

SEASONALITY OF BUSINESS

     Our net sales and net income are generally consistent throughout the fiscal year, except for slight increases in the third quarter. However, seasonal variations in net sales and net income affect each of our 11 facilities. Palm Beach's net sales and net income are typically higher during the first and fourth quarters of the fiscal year. In contrast, net sales and net income are typically higher during the third quarter of the fiscal year at our other facilities. Since Palm Beach's sales cycle does not coincide with the sales cycles at the other facilities, our seasonal variations are somewhat reduced.

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

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after September 15, 2000. Adoption of this statement as of January 1, 2001 will not have an effect on our results of operations or our financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principals to revenue recognition in financial statements and was required to be implemented no later than the fourth quarter of 2000. We have adopted SAB No. 101 during the fourth quarter of 2000. The adoption of this statement did not have an effect on our results of operations or our financial position.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "predict," "project," "will," "could," and similar terms and expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous risks, uncertainties and assumptions. Although we believe our plans are based upon reasonable assumptions as of the current date, we can give no assurance that such expectations can be attained. Factors that could cause actual results to differ materially from our expectations include: general business and economic conditions; competitive factors; raw materials availability and pricing; fluctuations in demand; and retention and availability of qualified employees.

EFFECT OF INFLATION AND FOREIGN CURRENCY

     Inflation and foreign currency fluctuations have not had a material effect on our operations or our financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from fluctuations in interest rates, which could impact our consolidated financial position, results of operations and cash flows. We manage our exposure to market risk through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes and do not maintain such instruments that may expose us to significant market risk.

     Our earnings are sensitive to changes in short-term interest rates as a result of our borrowings under variable rate debt. If interest rates increase by 10 percent for the year ending December 31, 2001, our interest expense would increase, and income before income taxes would decrease, by approximately $0.7 million. This analysis does not consider the effects of the reduced level of overall economic activity, or other factors that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     We also manage our portfolio of fixed-rate debt to reduce our exposure to interest rate changes. The fair value of our fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains or losses in the fair value of this debt due to differences between market interest rates and rates at the inception of the obligations. Based on a hypothetical 10 percent increase in interest rates at December 31, 2000, the fair value of our fixed-rate long-term debt would decrease by approximately $3.4 million. See Note 11 to the consolidated financial statements for further discussion of our debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the consolidated financial statements and the accompanying notes with the report thereon of PricewaterhouseCoopers LLP as listed in the Index to the consolidated Financial Statements commencing on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  ADVISORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information as of December 31, 2000, with respect to the persons who are members of the Board of Advisors of Holdings and our key executive officers.

NAME                                   AGE                           POSITION
- ----                                   ---                           --------
Charles Schweitzer...................  57    President and Chief Executive Officer, Executive Advisor
                                             and Managing Member
James Koscica........................  41    Executive Vice President and Chief Financial Officer and
                                             Executive Advisor
Michael Bubis........................  46    President of Palm Beach and Advisor
R. Guy Boyle.........................  62    Chairman of the Board of Advisors
Robert Bartholomew...................  54    Advisor
David Thomas.........................  51    Advisor
John Weber...........................  37    Advisor

     Charles Schweitzer has served as our President and Chief Executive Officer since April 1993, after joining us as Senior Vice President in April 1986. Prior to joining us, he served as Senior Vice President, Sales and Marketing for Classic Corporation, one of the world's largest waterbed manufacturers. Before his tenure at Classic Corporation, Mr. Schweitzer served as Vice President, Marketing for Sealy Mattress Company of Connecticut/New York. Mr. Schweitzer has a B.A. in Economics and an MBA in Marketing from City College of New York.

     James Koscica has served as President of Serta New York since January 2001. From January 1995 through December 2000 Mr. Koscica served as Executive Vice President and Chief Financial Officer and served as Vice President of Finance and Administration since April 1993, after joining us as controller in November 1989. Before he joined us, he served as controller for a Budget Rent-A-Car Corporation franchise. Prior to his work at Budget, Mr. Koscica served in management in systems development at AT&T. Mr. Koscica has a B.A. in Accounting from Rutgers University and is a licensed CPA in New Jersey.

     Michael Bubis serves as one of our advisors. Mr. Bubis has worked at Palm Beach since 1969 and has been President of Palm Beach since 1991. Mr. Bubis served as a member of the board of directors of Serta from 1995 through 1998.

     R. Guy Boyle serves as Chairman of our Board of Advisors. Mr. Boyle has served as a consultant to Citicorp Venture Capital Ltd. for over ten years. Mr. Boyle is a director of Electrocal Designs, Inc., Graphic Design Technologies and Plainwell, Inc.

     Robert Bartholomew serves as one of our advisors. Mr. Bartholomew co-founded Pacific Mezzanine Investors in 1990. Previously, Mr. Bartholomew worked at Pacific Mutual from 1986 through 1989. Mr. Bartholomew received his B.A. in Economics and an MBA in Finance from Rutgers University.

     David Thomas serves as one of our advisors. Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. for over five years. Mr. Thomas is a director of Lifestyle Furnishings International Ltd., Anvil Knitwear, Inc., Plainwell, Inc., Neenan Foundry Company and American Commercial Lines LLC.

     John Weber serves as one of our advisors. Mr. Weber has been a Vice President at Citicorp Venture Capital, Ltd. since 1994. Previously, Mr. Weber worked at Putnam Investments from 1992 through 1994. Mr. Weber is a director of Anvil Knitwear, Inc., Electrocal Designs, Inc., FFC Holding, Inc., Graphic Design Technologies, Rhodes, Inc., Gerber Childrenswear, Inc. and Plainwell, Inc.

     Les Breiland has served as our Chief Financial Officer since February 2001. Prior to joining us Mr. Breiland served as Vice President and Controller of Block Drug Co., Inc. Mr. Breiland has a B.S. in Accounting from the University of North Dakota and is a CPA.

CHANGES IN MANAGEMENT

     In March 2000, Timothy Dupont resigned as the Vice President of Manufacturing. Effective immediately upon Mr. DuPont's resignation, Timothy Gann, Director of Manufacturing, assumed substantially all of the responsibilities of Mr. Dupont. In October 2000, Mr. Gann was promoted to Vice President of Manufacturing.

     In October 2000, we and Donald Simon, Jr. agreed to terminate Donald Simon, Jr.'s employment as President of Simon. As a result of that termination Holdings repurchased his Class A common membership interests in December 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for the fiscal year ended December 31, 2000, of those persons who served as (i) the chief executive officer during fiscal year 2000, and (ii) our other two most highly compensated executive officers for fiscal year 2000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                    ANNUAL COMPENSATION                           COMPENSATION
                                                    --------------------                     -----------------------
                                                                                OTHER        RESTRICTED   SECURITIES
                                           FISCAL                              ANNUAL          STOCK      UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR     SALARY    BONUS(A)    COMPENSATION(B)     AWARDS      OPTIONS
- ---------------------------                ------   ---------  ---------   ---------------   ----------   ----------
Charles Schweitzer.......................   2000    $356,865    $97,000        $47,966           $--         212
  President and Chief Executive Officer     1999    $353,386    $77,341        $55,883           $--          --
                                            1998    $320,250    $73,658        $56,006           $--          --
James Koscica............................   2000    $252,587    $44,284        $53,954           $--         106
  Executive Vice President and              1999    $252,424    $53,020        $48,377           $--          --
  Chief Financial Officer                   1998    $233,221    $48,510        $47,924           $--          --
Michael Bubis............................   2000    $319,725    $70,543        $23,204           $--          --
  President of Palm Beach                   1999    $304,500    $91,350        $23,566           $--          --
                                            1998    $241,660    $59,257        $23,010           $--          --

- ---------------

(a) Includes amounts paid as discretionary awards for the years shown.

(b) Represents amounts paid on behalf of each of the Named Executive Officers for (i) premiums for health, life and accidental death and dismemberment insurance and for long-term disability benefits; (ii) contributions to our defined contribution plans; and (iii) automobile allowances.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                     PERCENTAGE OF
                                        NUMBER OF    TOTAL OPTIONS
                                        SECURITIES    GRANTED TO
                                        UNDERLYING   EMPLOYEES IN
                                         OPTIONS      FISCAL YEAR     EXERCISE                      GRANT DATE
NAME                                     GRANTED         2000        BASE PRICE   EXPIRATION DATE     VALUE
- ----                                    ----------   -------------   ----------   ---------------   ----------
Charles Schweitzer....................     212            35%           $100         11/1/2006          $--
James Koscica.........................     106            18%           $100         11/1/2006          $--

     No stock options were exercised by any of the Named Executive Officers during fiscal 2000. The following table sets forth the number of securities underlying unexercised options in Holdings held by each of the Named Executive Officers and the value of the options as of December 31, 2000:

                         FISCAL YEAR END OPTION VALUES

                                                    NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                                     AT FISCAL YEAR-END            AT FISCAL YEAR-END(A)
                                                 EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
                                               ------------------------------    -------------------------
Charles Schweitzer...........................              0/212                           $0/$0
James Koscica................................              0/106                           $0/$0

- ---------------
(a) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and the fair market value of Holdings' class A common membership interests on December 31, 2000.

EXECUTIVE EMPLOYMENT AGREEMENTS

     In 1996, we, Holdings, and Sleep Investor entered into employment and option agreements with Charles Schweitzer and James Koscica dated as of November 14, 1996. These agreements provide for, among other things, terms of employment until November 1, 2001 and base salaries of $305,000 (Mr. Schweitzer) and $210,000 (Mr. Koscica) subject to annual increases as determined by the Board of Advisors. Annual bonuses are to be calculated based upon our EBITDA performance. The agreements also provide an option vesting schedule for such employees to acquire common membership interests in Holdings, which we or Holdings, if Holdings does not elect to purchase all such interests, may repurchase if the employee is terminated for any reason.

     On March 3, 1998, Palm Beach (joined by Holdings and us) entered into an employment agreement with Michael Bubis which expired on March 3, 2001. Michael Bubis continues to serve as the President of Palm Beach and on both our and Holdings' board of advisors.

     On December 13, 2000, we and Sleep Investor entered into a severance agreement and waiver with each of Charles Schweitzer and James Koscica. The severance agreement and waiver entitles Charles Schweitzer to receive eighteen months and James Koscica twelve months of such executive's then current base salary in the event such executive is terminated (x) other than for Cause (as defined therein) or (y) as a result of the executive's voluntary resignation within five days of (i) our failure to make salary payments to the executive or
(ii) a substantial reduction in the executive's job responsibilities. Each of the executives also waived any severance under their employment agreements in consideration of our agreement to provide the severance payments described above.

     On March 22, 2001, we and Sleep Investor entered into a severance agreement and waiver with Michael Bubis providing for twelve months severance on substantially the same terms as described above.

STOCK OPTION PLANS

     On November 14, 1996, we entered into stock option agreements with Charles Schweitzer and James Koscica. These nonqualified options entitle the executives to purchase an aggregate amount of 318 units of class A common interests of Holdings at an exercise price of $100 per unit. On October 12, 2000, Holdings entered into new stock option agreements with Charles Schweitzer and James Koscica in replacement of the options issued in 1996. These non-qualified stock options entitle these employees to purchase an aggregate amount of 318 units of Class A common interests of Holdings at an exercise price of $100 per unit. Options granted under these agreements vest and become exercisable ratably over a three-year period, commencing on January 1, 2002. The options expire on the sixth anniversary of the date such options were granted. The option agreements may be amended by Holding's board of advisors.

COMPENSATION OF ADVISORS

     Other than R. Guy Boyle, our Chairman of the board of advisors, our advisors are not compensated for the services they render on the board of advisors. They are reimbursed a nominal amount for travel related expenses incurred as a result of board membership. R. Guy Boyle received $30,000 for the year ended December 31, 2000 pursuant to an advisory agreement with Holdings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Advisors authorized and formed a Compensation Committee on September 30, 1999. The Board of Advisors designated John Weber, a member of our Board of Advisors, Charles Schweitzer, President and Chief Executive Officer and a member of our Board of Advisors and R. Guy Boyle, a member of Sleep Investor's Board of Advisors to serve as members of the Compensation Committee.

     The Named Executive Officers are compensated according to their individual employment agreements described under the Section entitled "Executive Employment Agreements" above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth ownership information with respect to the common equity interests of Holdings. Holdings owns over 99.9% of our common equity interests.

                                                         NUMBER OF COMMON        PERCENTAGE OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                   MEMBERSHIP INTERESTS      MEMBERSHIP INTERESTS
- ------------------------------------                   --------------------      --------------------
5% Stockholders:
Sleep Investor L.L.C. ...............................        13,541.7(1)                 83.4%
  2001 Lower Road
  Linden, NJ 07036-6520

Advisors:(2)
R. Guy Boyle.........................................           194.0(3)                  1.1%
  2001 Lower Road
  Linden, NJ 07036-6520
David Thomas.........................................           186.5(3)(4)               1.1%
  399 Park Avenue
  New York, NY 10043
John Weber...........................................            11.7(3)(4)                 *
  399 Park Avenue
  New York, NY 10043
Michael Bradley......................................                (4)
  399 Park Avenue
  New York, NY 10043
Robert Bartholomew...................................                (5)
  610 Newport Center Drive
  Suite 1100
  Newport Beach, CA 92660

Named Executive Officers
Charles Schweitzer...................................           597.7                     3.7%
  2001 Lower Road
  Linden, NJ 07036-6520
James Koscica........................................           320.0                     2.0%
  2001 Lower Road
  Linden, NJ 07036-6520

                                                         NUMBER OF COMMON        PERCENTAGE OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                   MEMBERSHIP INTERESTS      MEMBERSHIP INTERESTS
- ------------------------------------                   --------------------      --------------------
Michael Reilly.......................................           320.0                     2.0%
  2001 Lower Road
  Linden, NJ 07036-6520
Michael Bubis........................................           466.0                     2.9%
  3774 Interstate Park Road North
  Riviera Beach, FL 33404
All directors and executive officers as a group (9
  persons)...........................................         1,695.9                    10.4%

- ---------------
(1) Members of the Sleep Investor Group and their holdings of common membership interests are as follows:

Citicorp Venture Capital, Ltd.           9,081.7 common membership interests
PMI Mezzanine Fund L.P.(a)               3,212.3 common membership interests
CCT Partners IV, L.P.                      677.5 common membership interests
Natasha Partnership                        249.5 common membership interests
D. Thomas                                  186.5 common membership interests
R. Guy Boyle                                64.3 common membership interests
R. Cashin                                   46.5 common membership interests
J. Weber                                    11.7 common membership interests
R. Mayberry                                 11.7 common membership interests

        (a) excludes 2,403 warrants to purchase common membership interests owned by PMI Mezzanine Fund L.P.

(2) Excludes management advisors Messrs. Schweitzer, Koscica and Bubis, who are included below under Named Executive Officers.

(3) Common membership interests noted here are also included in the Sleep Investor Group totals noted above.

(4) Excludes the 9,081.7 common membership interests owned by Citicorp Venture Capital, Ltd. and 677.5 common membership interests owned by CCT Partners IV, L.P. Messrs. Thomas, Weber and Bradley disclaim beneficial ownership of all Sleepmaster Holdings, LLC common membership interests owned by CVC Venture Capital, Ltd. and CCT Partners IV, L.P.

(5) Excludes the 3,212.3 common membership interests and 2,403.0 warrants to purchase common membership interests owned by PMI Mezzanine Fund L.P. Messr. Bartholomew disclaims beneficial ownership of all Sleepmaster Holdings, LLC common membership interests owned by PMI Mezzanine Fund.

 *  Ownership percentage is immaterial

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Each of the following descriptions is a summary of the documents listed below and thus, each summary does not restate the document described in its entirety.

SLEEPMASTER HOLDINGS L.L.C. LIMITED LIABILITY COMPANY OPERATING AGREEMENT

     In 1996, Sleep Investor, Charles Schweitzer, James Koscica and certain other parties thereto entered into the Holdings second amended and restated limited liability company operating agreement. Holdings was formed under the New Jersey Limited Liability Company Act. The business and affairs of Holdings are managed by the managing member, Charles Schweitzer, subject to the direction of a board of advisors having duties comparable to a corporate board of directors. Currently, the board of advisors is composed of seven advisors. The number of advisors can be increased by a vote of at least 80% of the advisors. The third amended and restated limited liability company operating agreement of Holdings calls for the existence of four senior officers as follows:

     (1) Chief Executive Officer and President,

     (2) Executive Vice President and Chief Financial Officer,

     (3) Vice President of Sales and

     (4) Vice President of Production.

  Membership Interests

     The board of advisors is authorized to issue or sell any of the following:
(1) additional membership interests or other interests in Holdings, (2) obligations, evidences of indebtedness or other securities or interests convertible into or exchangeable for membership interests or other interests in Holdings and (3) warrants, options, or other rights to purchase or otherwise acquire membership interests or other interests in Holdings. The class A members and class C members are entitled to one vote per common unit. Except as specifically required by law, the class B members and the preferred members have no right to vote on any matters to be voted on by the members of Holdings, except in the case of mergers, consolidations, recapitalizations, or reorganizations. Each class B member is entitled at any time to convert any or all of the class B common units held by the class B member into the same number of class A common units and members holding a majority of the class B common units can cause a conversion of 100% of the class B common units into the same number of class A common units.

  Distributions

     The board of advisors has sole discretion regarding the amounts and timing of distributions to members of Holdings, subject to the retention and establishment of reserves of, or payments to third parties of, the funds as it deems necessary with respect to the reasonable business needs of Holdings. Distributions are to be made in the following order and priority:

     (1) first, to the members in proportion to and to the extent of their unpaid preferred return (as defined in the Holdings limited liability company agreement),

     (2) second, to the members in proportion to and to the extent of their unreturned preferred capital (as defined in the Holdings limited liability company agreement),

     (3) third, to the members in proportion to their respective number of class A common units and class B common units until (A) $39.0 million and (B) an additional amount, calculated at a 12% compounded annual rate from June 30, 2000 on any portion of (A) above not previously distributed under this section has been distributed to the members, and

     (4) fourth, to the members in proportion to their common units.

  Redemption

     Except as extensions are provided for, Holdings shall make a distribution to each preferred member on November 14, 2009 in an amount equal to the full amount of the preferred member's unpaid preferred return and unreturned preferred capital as of the scheduled redemption date.

SLEEPMASTER LIMITED LIABILITY COMPANY OPERATING AGREEMENT

     Sleep Investor and Holdings entered into our amended and restated limited liability company operating agreement. We were formed under the New Jersey Limited Liability Company Act. Our business and affairs are managed by the managing member, Charles Schweitzer, subject to the direction of a board of advisors having duties comparable to a corporate board of directors. Currently, our board of advisors is composed of seven advisors. The number of advisors can be increased by a vote of at least 80% of the advisors. Our limited liability company agreement calls for the existence of four senior officers as follows:

     (1) Chief Executive Officer and President,

     (2) Executive Vice President and Chief Financial Officer,

     (3) Vice President of Sales and

     (4) Vice President of Production.

  Membership Interests

     Our board of advisors is authorized to issue or sell any of the following:
(1) additional membership interests or other interests in us, (2) obligations, evidences of indebtedness or other securities or interests convertible into or exchangeable for membership interests or other interests in us, and (3) warrants, options, or other rights to purchase or otherwise acquire membership interests or other interests in us. The class A members are entitled to one vote per class A common unit. Except as specifically provided or required by law, the class B members and the preferred members have no right to vote on any matters to be voted on by our members, except in the case of mergers, consolidations, recapitalizations, or reorganizations. Each class B member is entitled at any time to convert any or all of the class B common units held by the class B member into the same number of class A common units and members holding a majority of the class B common units can cause a conversion of 100% of the class B common units into the same number of class A common units. Currently, 7,999 class A membership interests are held by Holdings and one is held by Sleep Investor. Holdings also holds 9,999.96 preferred membership interests.

  Distributions

     Our board of advisors has sole discretion regarding the amounts and timing of distributions to our members, subject to the retention and establishment of reserves of, or payments to third parties of, the funds as it deems necessary with respect to our reasonable business needs. Distributions are to be made in the following order and priority:

     (1) first, to the members in proportion to and to the extent of their Unpaid Preferred Return, as defined in our limited liability company agreement,

     (2) second, to the members in proportion to and to the extent of their Unreturned Preferred Capital, as defined in our limited liability company agreement, and

     (3) third, to the members in proportion to their common units.

  Redemption

     Except as extensions are provided for, we shall make a distribution to each preferred member on November 14, 2008 in an amount equal to the full amount of such preferred member's unpaid preferred return and unreturned preferred capital as of the scheduled redemption date. In connection with the closing of the $115 million note offering, the parties to our agreement amended the agreement to extend the redemption date of the preferred membership interests to November 14, 2009.

SLEEPMASTER HOLDINGS L.L.C. SECURITYHOLDERS AGREEMENT

     In 1998, Holdings, Sleep Investor, PMI, Charles Schweitzer, James Koscica, Michael Reilly, Timothy DuPont, Michael Bubis, Richard Tauber and Douglas Phillips entered into an amended and restated securityholders agreement dated as of March 3, 1998. On February 26, 1999, John Herr and Stuart Herr executed a joinder to the amended and restated securityholders agreement. On November 5, 1999, David Deye, Stephen Lund and Citicorp Mezzanine Partners, L.P. ("CMP") executed a joinder to the amended and restated securityholders agreement. On June 30, 2000, Thomas Sanfilippo, Hampton Culler and Charles Johnson executed a joinder to the amended and restated securityholders agreement. The amended and restated securityholders agreement requires that Holdings, Sleep Investor, PMI and those executives of Holdings vote their membership interests and take all other actions within their control so that the board of advisors of Holdings will be comprised of four advisors designated by Sleep Investor and three advisors representative of management, being Schweitzer, Koscica and Bubis. The board of advisors, or similar governing bodies of Holdings' subsidiaries must have the same composition. In addition, the securityholders agreement:

     (1) restricts the transfer of membership interests of Holdings;

     (2) grants tag-along rights on transfers of membership interests of Holdings;

     (3) grants first offer rights on transfers of membership interests of Holdings;

     (4) requires each securityholder to consent to a sale of Holdings if the sale is approved by the board of advisors of Holdings and the holders of a majority of the membership interests issued to Sleep Investor and its affiliates; and

     (5) grants limited preemptive rights on issuances of membership interests of Holdings.

     The tag-along and first offer rights with respect to each securityholder's interests will terminate upon the consummation of a sale of the interests to the public pursuant to an offering registered under the Securities Act of 1933 or to the public effected through a broker-dealer or market-maker pursuant to Rule 144.

SLEEPMASTER HOLDINGS L.L.C. REGISTRATION RIGHTS AGREEMENT

     In 1998, Holdings, Sleep Investor, PMI, Charles Schweitzer, James Koscica, Michael Reilly, Timothy DuPont, Michael Bubis, Richard Tauber and Douglas Phillips entered into an amended and restated registration rights agreement dated as of March 3, 1998. On February 26, 1999, John Herr and Stuart Herr executed a joinder to the amended and restated registration rights agreement. On November 5, 1999, David Deye, Stephen Lund and CMP executed a joinder to the amended and restated registration rights agreement. On June 30, 2000, Thomas Sanfilippo, Hampton Culler and Charles Johnson executed a joinder to the amended and restated securityholders agreement. Under the amended and restated registration rights agreement, the holders of a majority of the membership interests issued to Sleep Investor or its affiliates have the right, subject to certain conditions, to require Holdings to consummate a registered offering of equity securities of Holdings or a successor corporate entity.

     In addition, all holders of registrable securities are entitled to request the inclusion, subject to the terms and conditions of the registration rights agreement, of any of their common interests in any registration statement, other than registration statements on forms S-8 or S-4 or any similar form in connection with a registration to primarily register debt securities, at Holdings' expense whenever Holdings proposes to register any of its common interests under the Securities Act of 1933. In connection with all the registrations, Holdings has agreed to indemnify all holders of registrable securities against liabilities, including liabilities under the Securities Act of 1933.

THE RECAPITALIZATION AND OTHER TRANSACTIONS

  Recapitalization Agreement

     In November 1996, we, Holdings, Sleep Investor, B/S Holdings and each of the then existing members of Holdings entered into a recapitalization agreement. Pursuant to the recapitalization agreement, Holdings redeemed all of the membership interests of its members, except for four members who were members of management at that time, and then sold the membership interests to Sleep Investor. In addition, Sleep Investor purchased 8,714 units of redeemable preferred interests and 6,099 units of common interests of Holdings for approximately $12.9 million plus issuance of notes to the then existing members of Holdings totaling $7.0 million. The remaining preferred and common interests of Holdings were allocated to the four members of Holdings who were members of our management at that time. As a result of the recapitalization, Sleep Investor acquired 72% of the outstanding interests of Holdings and Holdings' management retained 28%.

  Sleep Investor Promissory Notes

     In conjunction with the recapitalization of Holdings in 1996, Sleep Investor issued $7.0 million of junior subordinated notes and paid cash to the then-existing members of Holdings, including current members of our management. In exchange for the notes, the then-existing members of Holdings delivered common and preferred interests of Holdings, as well as notes issued by Holdings, to Sleep Investor. As of December 31, 2000, the amount outstanding of the promissory notes, including interest, totaled $9.1 million. In connection with the $115 million note offering and the redemption of the $15 million senior subordinated notes, the promissory notes were amended to provide for a 12.0% interest rate and a maturity date of November 14, 2007.

  Senior Subordinated Notes

     In connection with the acquisition of Crescent, we issued $25.0 million of 13.4% senior subordinated notes due 2009 to Citibank, N.A. pursuant to a Senior Subordinated Credit Agreement, dated as of June 27, 2000.

  Warrants

     In connection with the sale of senior subordinated notes by us to PMI in 1996 and 1998, Holdings issued to PMI 2,000 warrants and 403 warrants, respectively, to purchase class A common units of Holdings, subject to certain provisions. The warrants are currently exercisable, subject to certain provisions, at any time until March 3, 2010 at an exercise price of $0.01 per unit, subject to adjustment. The holders of a majority of the outstanding warrants, during a specified window period each year from November 14, 2003 to November 14, 2009, have the right to require Holdings to purchase all of the warrants or common units into which the warrants are exercisable. If this right is exercised, the purchase price on a per unit basis would be an amount equal to the value of Holdings divided by the number of outstanding units of common interests. The value of Holdings would be the greater of a multiple of EBITDA and the aggregate current market price of the units of common interests on a fully diluted basis. The put option is subject to the availability of financing. The put option shall terminate upon (1) an approved sale, or (2) the consummation of an underwritten public offering of units of common interests.

     In connection with the issuance of a subordinated note to assist in the purchase of substantially all of the assets of Adam Wuest by us on November 5, 1999, Holdings issued to CMP warrants to purchase Class B common membership interests of Holdings, subject to certain provisions. The warrants are exercisable at any time after June 30, 2007 and before June 30, 2009 at an exercise price of $0.01 per unit, subject to certain anti-dilution adjustments. If Holdings prepays in full the subordinated note on or prior to June 30, 2007, the warrants will not be exercisable and will be terminated.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

       See Consolidated Financial Statements and accompanying notes as listed in the Index to Consolidated Financial Statements commencing on page F-1 herein.

   (2) Financial Statement Schedules

       See Financial Statement Schedule for Valuation and Qualifying Accounts included on page F-33 in this Form 10-K. All applicable schedules called for by Regulation S-X are submitted in this Form 10-K or have been omitted either because they are not applicable, not required or the equivalent information has been included in the consolidated financial statements or notes thereto.

   (3) Exhibits

       The Exhibits listed in (c) below are filed herewith.

(b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

(c) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 2.1           Recapitalization, Redemption and Purchase Agreement dated
                 October, 1996 by and among Sleepmaster Holdings L.L.C.,
                 Sleepmaster L.L.C., Brown/Schweitzer Holdings, Inc., the
                 members of Sleepmaster Holdings, L.L.C., the investors
                 names therein and Sleep Investor L.L.C. (Incorporated by
                 reference to Exhibit 2.1 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 2.2           Purchase Agreement, dated April 28, 2000, by and among
                 Sleepmaster L.L.C., Simon Mattress Manufacturing Company
                 and the stockholders listed on the stockholder signature
                 page attached thereto (incorporated by reference to
                 Exhibit 2.1 to Form 8-K filed on May 12, 2000 (File No.
                 333-81987)).
 2.3           Agreement and Plan of Merger, dated June 29, 2000, by and
                 among Sleepmaster L.L.C., buyer, Crescent Acquisition
                 Corp., as buyer subsidiary, and Crescent Sleep Products
                 Company (incorporated by reference to Exhibit 2.1 of the
                 Form 8-K filed on July 17, 2000 (File No. 333-81987)).
 3.1           Certificate of Formation of Sleepmaster L.L.C. dated
                 December 14, 1994 (Incorporated by reference to Exhibit
                 3.1 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.2           Sleepmaster L.L.C. Amended and Restated Limited Liability
                 Company Operating Agreement dated November 14, 1996
                 (Incorporated by reference to Exhibit 3.2 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
 3.3           Certificate of Incorporation of Sleepmaster Finance
                 Corporation dated April 30, 1999 (Incorporated by
                 reference to Exhibit 3.3 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.4           By-laws of Sleepmaster Finance Corporation (Incorporated by reference to Exhibit 3.4 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.5           Articles of Incorporation of Palm Beach Bedding Company
                 dated July 16, 1959 (Incorporated by reference to Exhibit
                 3.5 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.6           By-laws of Palm Beach Bedding Company (Incorporated by
                 reference to Exhibit 3.6 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.7           Articles of Incorporation of Herr Manufacturing Company
                 dated May 5, 1933 (Incorporated by reference to Exhibit
                 3.7 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.8           By-laws of Herr Manufacturing Company (Incorporated by
                 reference to Exhibit 3.8 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.9           Certificate of Formation of Lower Road Associates, LLC dated
                 April 6, 1998 (Incorporated by reference to Exhibit 3.9 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.10          Operating Agreement of Lower Road Associates, LLC
                 (Incorporated by reference to Exhibit 3.10 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
 3.11          Certificate of Incorporation of Adam Wuest Corporation dated
                 October 14, 1999 (Incorporated by reference to Exhibit
                 3.11 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 3.12          Amendment No. 1 to the Certificate of Incorporation of Adam
                 Wuest Corporation dated October 21, 1999 (Incorporated by
                 reference to Exhibit 3.12 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 3.13          Amendment No. 2 to the Certificate of Incorporation for AWI
                 Corporation (previously Adam Wuest Corporation) dated
                 November 5, 1999 (Incorporated by reference to Exhibit
                 3.13 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 3.14          By-laws of Adam Wuest Corporation (Incorporated by reference to Exhibit 3.14 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
 3.15          Articles of Incorporation, as amended, of Simon Mattress
                 Manufacturing Co., dated December 28, 1922.*
 3.16          Bylaws, as amended, of Simon Mattress Manufacturing
                 Company.*
 3.17          Certificate of Amendment of Certificate of Incorporation of
                 Crescent Bedding Company, dated February 20, 1998.*
 3.18          Bylaws of Crescent Bedding Company.*
 3.19          Joinder to Sleepmaster Holdings L.L.C. Limited Liability
                 Company Operating Agreement, dated November 5, 1999, by
                 and among Sleepmaster Holdings L.L.C., David Deye and
                 Stephen Lund (incorporated by reference to Exhibit 3.1 of
                 the Form 8-K filed on July 12, 2000 (File No. 333-81987)).
 3.20          Joinder to Sleepmaster Holdings L.L.C. Limited Liability
                 Company Operating Agreement, dated September 11, 2000, by
                 and between Sleepmaster Holdings L.L.C. and Hampton
                 Culler.*
 3.21          Joinder to Sleepmaster Holdings L.L.C. Limited Liability
                 Company Operating Agreement, dated September 11, 2000, by
                 and between Sleepmaster Holdings L.L.C. and Charles
                 Johnson.*
 3.22          Joinder to Sleepmaster Holdings L.L.C. Limited Liability
                 Company Operating Agreement, dated September 11, 2000, by
                 and between Sleepmaster Holdings L.L.C. and Thomas
                 Sanfilippo.*
 4.1           Indenture dated as of May 18, 1999 by and among Sleepmaster
                 L.L.C., Sleepmaster Finance Corporation, the Guarantors
                 listed on the signature pages thereto and the United
                 States Trust Company of New York (Incorporated by
                 reference to Exhibit 4.1 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
 4.2           Executed Regulation S Note (Incorporated by reference to
                 Exhibit 4.2 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).
 4.3           Executed 144A Note (Incorporated by reference to Exhibit 4.3 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
 4.4           Supplemental Indenture, dated as of February 8, 2000, by and among Sleepmaster L.L.C., Sleepmaster Finance Corporation, and certain other parties listed on the signature page
                 thereto and the United States Trust Company of New York
                 (Incorporated by reference to Exhibit 4.4 of the Form 10-K dated March 30, 2000 (File No. 333-81987)).
 4.5           Supplemental Indenture, dated as of October 4, 2000, by and among Sleepmaster L.L.C., Sleepmaster Finance Corporation, and certain other parties listed on the signature page
                 thereto and the United States Trust Company of New York.*
 4.6           Joinder to Amended and Restated Registration Rights
                 Agreement, dated November 5, 2000, by and among
                 Sleepmaster Holdings L.L.C. and David W. Deye
                 (incorporated by reference to Exhibit 4.1 of the Form 8-K
                 filed on July 12, 2000 (File No. 333-81987)).
 4.7           Joinder to Amended and Restated Registration Rights
                 Agreement, dated November 5, 2000, by and among
                 Sleepmaster Holdings L.L.C. and Stephen D. Lund
                 (incorporated by reference to Exhibit 4.2 of the Form 8-K
                 filed on July 12, 2000 (File No. 333-81987)).
 4.8           Joinder to Amended and Restated Registration Rights
                 Agreement, dated September 11, 2000, by and among
                 Sleepmater Holdings L.L.C. and Hampton Culler.*

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 4.9           Joinder to Amended and Restated Registration Rights
                 Agreement, dated September 11, 2000, by and among
                 Sleepmater Holdings L.L.C. and Charles Johnson.*
 4.10          Joinder to Amended and Restated Registration Rights
                 Agreement, dated September 11, 2000, by and among
                 Sleepmater Holdings L.L.C. and Thomas Sanfilippo.*
 4.11          Joinder to Amended and Restated Securityholders Agreement by
                 and among Sleepmaster Holdings L.L.C., certain
                 securityholders of Sleepmaster Holdings L.L.C. party
                 thereto and Stuart W. Herr dated March 3, 1998
                 (Incorporated by reference to Exhibit 9.2 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
 4.12          Joinder to Amended and Restated Securityholders Agreement by
                 and among Sleepmaster Holdings L.L.C., certain
                 securityholders of Sleepmaster Holdings L.L.C. party
                 thereto and John K. Herr, III dated March 3, 1998
                 (Incorporated by reference to Exhibit 9.3 of the Form S-4
                 dated November 24, 1999 (File No. 333-81987)).
 4.13          Joinder to Amended and Restated Securityholders Agreement,
                 dated November 5, 1999, by and among Sleepmaster Holdings
                 L.L.C. and Citicorp Mezzanine Partners, L.P. (incorporated by reference to Exhibit 9.2 of the Form 8-K filed on July
                 12, 2000 (File No. 333-81987)).
 4.14          Joinder to Amended and Restated Securityholders Agreement,
                 dated November 5, 1999, by and among Sleepmaster Holdings
                 L.L.C. and David W. Deye (incorporated by reference to
                 Exhibit 9.3 of the Form 8-K filed on July 12, 2000 (File
                 No. 333-81987)).
 4.15          Joinder to Amended and Restated Securityholders Agreement,
                 dated November 5, 1999, by and among Sleepmaster Holdings
                 L.L.C. and Stephen D. Lund (incorporated by reference to
                 Exhibit 9.4 of the Form 8-K filed on July 12, 2000 (File
                 No. 333-81987)).
 4.16          Joinder to Amended and Restated Securityholders Agreement,
                 dated September 11, 2000, by and among Sleepmaster
                 Holdings L.L.C. and Hampton Culler.*
 4.17          Joinder to Amended and Restated Securityholders Agreement,
                 dated September 11, 2000, by and among Sleepmaster
                 Holdings L.L.C. and Charles Johnson.*
 4.18          Joinder to Amended and Restated Securityholders Agreement,
                 dated September 11, 2000, by and among Sleepmaster
                 Holdings L.L.C. and Thomas Sanfilippo.*
 4.19          Trust Indenture, dated September 1, 1999, between The
                 Guilford County Industrial Facilities and Pollution
                 Control Financing Authority, as Issuer, and U.S. Bank
                 Trust National Association, as Trustee, securing
                 $5,900,000 in aggregate principal amount of The Guilford
                 County Industrial Facilities and Pollution Control
                 Financing Authority Industrial Development Revenue Bonds
                 (Crescent Sleep Products Company Project) Series 1999
                 (incorporated by reference to Exhibit 4.1 of the Form 8-K
                 filed on July 17, 2000 (File No. 333-81987)).
 4.20          Indenture of Trust, dated March 1, 1995, by and between
                 First-Citizens Bank & Trust Company, as Trustee, and Iowa
                 Finance Authority relating to the issuance of $3,000,000
                 Tax-Exempt Adjustable Mode Industrial Development Revenue
                 Bonds (Dixie Bedding Company Project) Series 1995
                 (incorporated by reference to Exhibit 4.2 of the Form 8-K
                 filed on July 17, 2000 (File No. 333-81987)).
 4.21          Exercise Agreement, dated August 22, 2000, by and between
                 Sleepmaster Holdings L.L.C. and Hampton Culler.*
 4.22          Exercise Agreement, dated August 22, 2000, by and between
                 Sleepmaster Holdings L.L.C. and Charles Johnson.*
 4.23          Exercise Agreement, dated August 22, 2000, by and between
                 Sleepmaster Holdings L.L.C. and Thomas Sanfilippo.*

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 9.1           Amended and Restated Securityholders Agreement by and among
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C., PMI
                 Mezzanine Fund, L.P., Charles Schweitzer, James P.
                 Koscica, Michael Reilly, Timothy DuPont, Michael Bubis,
                 Richard Tauber, Douglas Phillips and any employees of
                 Sleepmaster Holdings L.L.C. or its subsidiaries which may
                 thereafter execute a joinder agreement thereto dated March
                 3, 1998 (Incorporated by reference to Exhibit 9.1 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.1           Registration Rights Agreement dated as of May 18, 1999 by
                 and among Sleepmaster L.L.C., Sleepmaster Finance
                 Corporation, the guarantors listed on the signature pages
                 thereto and Merrill Lynch, Pierce, Fenner & Smith
                 Incorporated and First Union Capital Markets Corp
                 (Incorporated by reference to Exhibit 10.1 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.2           Purchase Agreement dated as of May 12, 1999 by and among
                 Sleepmaster L.L.C., Sleepmaster Finance Corporation and
                 the guarantors listed on the signature pages thereto and
                 Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                 First Union Capital Markets Corp (Incorporated by
                 reference to Exhibit 10.2 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.3           License Agreement and Memorandum of Agreement, each dated
                 January 12, 1995, between Sleepmaster L.L.C. and Serta,
                 Inc., covering certain territories in New Jersey, New York and Connecticut, as amended (Incorporated by reference to
                 Exhibit 10.4 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).
10.4           License Agreement and Memorandum of Agreement, each dated
                 January 12, 1995, between Sleepmaster L.L.C. and Serta,
                 Inc., covering certain territories in Pennsylvania, New
                 Jersey, Maryland and Delaware, as amended (Incorporated by reference to Exhibit 10.5 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.5           License Agreement, dated November 4, 1989, and Memorandum of
                 Agreement, dated December 1, 1969, between Palm Beach
                 Bedding Company and Serta, Inc., covering certain
                 territories in Florida, as amended (Incorporated by
                 reference to Exhibit 10.6 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.6           License Agreement, dated November 4, 1989, and Memorandum of
                 Agreement, dated December 1, 1969, between Herr
                 Manufacturing Company and Serta, Inc., covering certain
                 territories in Pennsylvania and New York, as amended
                 (Incorporated by reference to Exhibit 10.7 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.7           License Agreement and Memorandum of Agreement, each dated
                 December 1, 1969, between Serta Associates, Inc. covering
                 portions of Ohio, Kentucky and West Virginia, as amended
                 (Incorporated by reference to Exhibit 10.39 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.8           License Agreement and Memorandum of Agreement, each dated
                 November 4, 1989, between Serta, Inc. and Adam Wuest, Inc.
                 covering Ohio, as amended (Incorporated by reference to
                 Exhibit 10.40 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.9           License Agreement and Memorandum of Agreement, each dated
                 December 1, 1990, between Serta, Inc. and Adam Wuest, Inc.
                 covering Indiana, as amended (Incorporated by reference to
                 Exhibit 10.41 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.10          License Agreement and Memorandum of Agreement, each dated
                 April 17, 2000, by and between Serta, Inc. and Simon
                 Mattress Manufacturing Co., covering certain territories
                 in Hawaii (incorporated by reference to Exhibit 10.2 of
                 the Form 8-K filed on July 12, 2000 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.11          License Agreement and Memorandum of Agreement, each dated
                 November 4, 1989, by and between Serta, Inc. and Simon
                 Mattress Manufacturing Co., covering certain territories
                 in Oregon and Washington (incorporated by reference to
                 Exhibit 10.3 of the Form 8-K filed on July 12, 2000 (File
                 No. 333-81987)).
10.12          License Agreement and Memorandum of Agreement, each dated
                 November 4, 1989, by and between Serta, Inc. and Simon
                 Mattress Manufacturing Co., covering certain territories
                 in California, Oregon and Nevada (incorporated by
                 reference to Exhibit 10.4 of the Form 8-K filed on July
                 12, 2000 (File No. 333-81987)).
10.13          License Agreement and Memorandum of Agreement, each dated
                 March 17, 1998, by and between Serta, Inc. and Crescent
                 Sleep Products Company covering certain territories in
                 South Carolina (incorporated by reference to Exhibit 10.4
                 of the Form 8-K filed on July 17, 2000 (File No.
                 333-81987)).
10.14          License Agreement and Memorandum of Agreement, each dated
                 March 17, 1998, by and between Serta, Inc. and Crescent
                 Sleep Products Company covering certain territories in
                 Nebraska (incorporated by reference to Exhibit 10.5 of the
                 Form 8-K filed on July 17, 2000 (File No. 333-81987)).
10.15          License Agreement and Memorandum of Agreement, each dated
                 March 17, 1998, by and between Serta, Inc. and Crescent
                 Sleep Products Company covering certain territories in
                 Georgia (incorporated by reference to Exhibit 10.6 of the
                 Form 8-K filed on July 17, 2000 (File No. 333-81987)).
10.16          Standard Canadian License Agreement and Memorandum of
                 Agreement -- Form B, dated as of and effective May 18,
                 1999, between Serta, Inc. and Star Bedding Products (1986)
                 Ltd., covering certain territories in Ontario, Canada
                 (Incorporated by reference to Exhibit 10.8 of the Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.17          Masterpiece Sleep Products, Inc. Manufacturing and Servicing
                 Agreement, dated October 1, 1998, by and between
                 Masterpiece Sleep Products, Inc. and Sleepmaster L.L.C.
                 and affiliates (Incorporated by reference to Exhibit 10.9
                 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.18          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Charles Schweitzer (Incorporated by
                 reference to Exhibit 10.10 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.19          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and James Koscica (Incorporated by
                 reference to Exhibit 10.11 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.20          Employment Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Michael Reilly (Incorporated by
                 reference to Exhibit 10.13 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.21          Employment Agreement, dated March 3, 1998, between Palm
                 Beach Bedding Company joined by Sleepmaster Holdings
                 L.L.C. and Sleepmaster L.L.C. and Michael W. Bubis
                 (Incorporated by reference to Exhibit 10.18 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.22          Employment and Stock Purchase Agreement, dated as of
                 February 26, 1999, by and among Herr Manufacturing
                 Company, Sleepmaster Holdings L.L.C., Sleepmaster L.L.C.,
                 Charles Schweitzer, Sleep Investor L.L.C. and Stuart W.
                 Herr (Incorporated by reference to Exhibit 10.19 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.23          Employment and Stock Purchase Agreement, dated as of
                 February 26, 1999, by and among Herr Manufacturing
                 Company, Sleepmaster Holdings L.L.C., Sleepmaster L.L.C.,
                 Charles Schweitzer, Sleep Investor L.L.C. and John K.
                 Herr, III (Incorporated by reference to Exhibit 10.20 of
                 the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.24          Employment Agreement, dated April 28, 2000, by and among
                 Simon Mattress Manufacturing Co., Sleepmaster Holdings
                 L.L.C., Sleepmaster L.L.C. and Stephen Alloway
                 (incorporated by reference to Exhibit 10.11 of the Form
                 8-K filed on July 12, 2000 (File No. 333-81987)).
10.25          Employment Agreement, dated June 30, 2000, by and among
                 Crescent Sleep Products Company, Sleepmaster L.L.C. and
                 Stanley Webster (incorporated by reference to Exhibit
                 10.13 of the Form 8-K filed on July 17, 2000 (File No.
                 333-81987)).
10.26          Employment and Management Securities Agreement, dated June
                 30, 2000, by and among Crescent Sleep Products Company,
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C. and
                 Hampton Culler (incorporated by reference to Exhibit 10.14 of the Form 8-K filed on July 17, 2000 (File No.
                 333-81987)).
10.27          Employment and Management Securities Agreement, dated June
                 30, 2000, by and among Crescent Sleep Products Company,
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C. and
                 Charles Johnson (incorporated by reference to Exhibit
                 10.15 of the Form 8-K filed on July 17, 2000 (File No.
                 333-81987)).
10.28          Employment and Management Securities Agreement, dated June
                 30, 2000, by and among Crescent Sleep Products Company,
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C. Thomas
                 Sanfilippo (incorporated by reference to Exhibit 10.16 of
                 the Form 8-K filed on July 17, 2000 (File No. 333-81987)).
10.29          Option Agreement, dated as of October 12, 2000, between
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C. and
                 Charles Schweitzer.*
10.30          Option Agreement, dated as of October 12, 2000, between
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C. and
                 James Koscica.*
10.31          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleep Investor L.L.C. and
                 Timothy DuPont (Incorporated by reference to Exhibit 10.16 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.32          Option Agreement, dated as of November 15, 1996, between
                 Sleepmaster Holdings L.L.C., Sleepmaster L.L.C., Sleep
                 Investor L.L.C. and Michael Reilly (Incorporated by
                 reference to Exhibit 10.17 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.33          Sleepmaster Holdings L.L.C. Amended and Restated Common
                 Interest Purchase Warrants, dated as of March 3, 1998 and
                 Sleepmaster Holdings L.L.C. Common Interest Purchase
                 Warrants, dated as of March 3, 1998, each as amended on
                 February 26, 1999 (Incorporated by reference to Exhibit
                 10.21 of the Form S-4 dated November 24, 1999 (File No.
                 333-81987)).
10.34          Loan Agreement, dated as of April 1, 1996, between Palm
                 Beach Bedding Company and Palm Beach County, Florida,
                 relating to the Palm Beach County, Florida Variable Rate
                 Demand Industrial Development Revenue Bonds (Palm Beach
                 Bedding Company Project, Series 1996) originally
                 outstanding in the original principal amount of $7,650,000
                 (Incorporated by reference to Exhibit 10.22 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.35          Trust Indenture, dated as of April 1, 1996, by and among
                 Palm Beach County, the Trustee and the Credit Facility
                 Trustee (Incorporated by reference to Exhibit 10.23 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.36          Lease by and between Hartz Mountain Industries, Inc. and
                 Sleepmaster Products Company, L.P., dated October 13, 1993
                 (Incorporated by reference to Exhibit 10.24 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.37          Letter of Credit and Reimbursement Agreement, dated as of
                 April 1, 1996, between Palm Beach Bedding Company and
                 First Union National Bank of Florida (Incorporated by
                 reference to Exhibit 10.25 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.38          Amendment to Reimbursement Agreement, dated March 3, 1998, between Palm Beach Bedding Company and First Union
                 National Bank of Florida (Incorporated by reference to
                 Exhibit 10.26 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.39          Lease Agreement by and between N.H.D. Developments Limited and Star Bedding Products (1986) Ltd. dated August 15,
                 1995 (Incorporated by reference to Exhibit 10.27 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.40          Assignment of lease agreement by and between Star Bedding
                 Products (1986) Ltd., Star Bedding Products Limited and
                 N.H.D. Developments Limited dated as of May 18, 1999
                 (Incorporated by reference to Exhibit 10.28 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.41          Agreement dated as of December 20, 1998, between Adam Wuest
                 Corporation, as assignee, and the United Steel Workers of
                 America, AFL-CIO-CLC, party of the second part, acting
                 through its agent, Local Union No. 15.-U (Incorporated by
                 reference (to Exhibit 10.29 of the Form 10-K/A dated April
                 19, 2000 (File No. 333-81987)).
10.42          Form of Junior Subordinated Note, dated November 14, 1996, of Sleep Investor L.L.C. issued to each of Charles
                 Schweitzer, James Koscica, Timothy DuPont, Michael Reilly,
                 Douglas A. Brown, Douglas A. Brown VIP Plus Profit Sharing
                 Plan, Donald S. Brown, John S. Coates, Harold M. Wit,
                 Allen Investments II, L.L.C., Karl Dillon, Jessand Corp.
                 Profit Sharing Plan and Trust, Alan Gelband, Panorama
                 Holdings, L.L.C., Arnold Gussoff Holding Capital
                 Management Corp., Steven Leischner, William Colaianni, Jo
                 Livens 1989 Trust, John M. McMahon, Kaplan, Coat Special
                 Situations L.P., Robert W. Plaster, Bennett Rosenthal,
                 Dhiren Shah, and WKM Partners (Incorporated by reference
                 to Exhibit 10.30 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.43          Amended and Restated Registration Rights Agreement, dated as of March 3, 1998, by and among Sleepmaster Holdings
                 L.L.C., Sleep Investor L.L.C., PMI Mezzanine Fund, L.P.,
                 Charles Schweitzer, James P. Koscica, Michael Reilly,
                 Timothy DuPont, Michael Bubis, Richard Tauber, Douglas
                 Phillips (including the joinder agreements of each of
                 Stuart W. Herr and John K. Herr, III, dated March 3, 1998)
                 (Incorporated by reference to Exhibit 10.31 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.44          Stock Purchase Agreement, dated as of February 26, 1999, by and among Sleepmaster L.L.C., Herr Manufacturing Company,
                 and the stockholders listed on the Seller signature page
                 attached thereto (including the related Indemnity Escrow
                 Agreement and Adjustment Escrow Agreement) (Incorporated
                 by reference to Exhibit 10.33 of the Form S-4 dated Novem-
                 ber 24, 1999 (File No. 333-81987)).
10.45          Asset Purchase Agreement by and among Star Bedding Products
                 Limited and Sleepmaster L.L.C., as Purchaser and Star
                 Bedding Products (1986) Limited and Cecil Brauer, as
                 Seller (Incorporated by reference to Exhibit 10.34 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.46          1997-1999 Collective Agreement between Star Bedding Products
                 (1986) Limited and United Steelworkers of America Local
                 400 (Incorporated by reference to Exhibit 10.36 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.47          Collective Bargaining Agreement by and between Sleepmaster
                 L.L.C., its plant located in Linden, New Jersey, and the
                 United Steelworkers of America (ABG Division), AFL-CIO,
                 CLC, and its Local Union #396 dated May, 1997
                 (Incorporated by reference to Exhibit 10.37 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.48          Agreement and Plan of Merger by and among Sleepmaster
                 L.L.C., Sleepmaster Acquisition Corp. and Palm Beach
                 Bedding Company dated February, 1998 (Incorporated by
                 reference to Exhibit 10.38 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.49          Subordinated Credit Agreement, dated as of November 5, 1999 by and between Sleepmaster Holdings, L.L.C., as borrower
                 and Citicorp Mezzanine Partners, L.P., as lender
                 (Incorporated by reference to Exhibit 10.42 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.50          Asset Purchase Agreement among Adam Wuest, Inc., Adam Wuest
                 Realty, Inc., Sleepmaster L.L.C. and AWI Corporation dated as of November 5, 1999 (Incorporated by reference to
                 Exhibit 10.43 of the Form S-4 dated November 24, 1999
                 (File No. 333-81987)).
10.51          Subordinated Note issued by Sleepmaster Holdings L.L.C. to
                 Citicorp Mezzanine Partners, L.P. on November 5, 1999, in
                 aggregate principal amount of $10.0 million (Incorporated
                 by reference to Exhibit 10.44 of the Form S-4 dated
                 November 24, 1999 (File No. 333-81987)).
10.52          Warrant Agreement dated as of November 5, 1999 between
                 Sleepmaster L.L.C. and Citicorp Mezzanine Partners, L.P.
                 (Incorporated by reference to Exhibit 10.45 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.53          Form of Unit Purchase Warrant issued by Sleepmaster Holdings
                 L.L.C. to Citicorp Mezzanine Partners L.P. on November 5,
                 1999 (Incorporated by reference to Exhibit 10.46 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.54          Trust Indenture dated as of February 1, 1994 by and among
                 Hamilton County, Ohio, the Fifth Third Bank, as trustee
                 (Incorporated by reference to Exhibit 10.47 of the Form
                 S-4 dated November 24, 1999 (File No. 333-81987)).
10.55          Loan Agreement, dated as of February 1, 1994, between
                 Hamilton County, Ohio, Adam Wuest, Inc. and Adam Wuest
                 Realty, Inc. relating to the Hamilton County, Ohio Fixed
                 Rate Economic Development Revenue Bonds (Adam Wuest, Inc.
                 Project, Series 1994) originally outstanding in the
                 aggregate principal amount of $2,980,000 (Incorporated by
                 reference to Exhibit 10.48 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.56          Letter of Credit issued on March 16, 2001 by First Union
                 National Bank to Fifth Third Bank on behalf of Adam Wuest
                 Corporation in the amount of $2,284,425.*
10.57          Letter of Credit issued on January 5, 2001 by First Union
                 National Bank to Bank One, Colorado, N.A. on behalf of
                 Crescent Sleep Products Company in the amount of
                 $5,999,683.*
10.58          Mortgage and Security Agreement, dated as of May 18, 1999 by and between Palm Beach Bedding Company, as Grantor, and
                 First Union National Bank, as Agent (Incorporated by
                 reference to Exhibit 10.50 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.59          First Amendment to the Mortgage and Security Agreement,
                 dated November 5, 1999 by and between Palm Beach Bedding
                 Company, as Grantor, and First Union National Bank, as
                 Agent (Incorporated by reference to Exhibit 10.51 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).
10.60          Mortgage and Security Agreement, dated as of May 18, 1999 by and between Herr Manufacturing Company, as Grantor, and
                 First Union National Bank, as Agent (Incorporated by
                 reference to Exhibit 10.52 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.61          First Amendment to Mortgage and Security Agreement, dated as of November 5, 1999 by and between Herr Manufacturing
                 Company, as Grantor, and First Union National Bank, as
                 Agent (Incorporated by reference to Exhibit 10.53 of the
                 Form S-4 dated November 24, 1999 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.62          Mortgage and Security Agreement, dated as of November 5,
                 1999 by and between Adam Wuest Corporation, as Grantor,
                 and First Union National Bank, as Lender (Incorporated by
                 reference to Exhibit 10.54 of the Form S-4 dated November
                 24, 1999 (File No. 333-81987)).
10.63          Labor Agreement, effective as of November 1, 1998, by and
                 between Serta West, Inc. and Local Union No. 313,
                 International Brotherhood of Teamsters, Chauffeurs,
                 Warehousemen and Helpers of America (incorporated by
                 reference to Exhibit 10.5 of the Form 8-K filed on July
                 12, 2000 (File No. 333-81987)).
10.64          Agreement, dated as of January 1, 1999, by and between Coyne
                 Mattress Co., Ltd. (a corporation merged into Simon
                 Mattress Manufacturing Co.) and Hawaii Teamsters and
                 Allied Workers, Local 996 (incorporated by reference to
                 Exhibit 10.6 of the Form 8-K filed on July 12, 2000 (File
                 No. 333-81987)).
10.65          Labor Agreement, dated May 1, 1997, by and between Serta
                 Mattress Company (for its facility in Pierce County,
                 Washington) and Lumber and Sawmill Workers Union Local
                 2633 (incorporated by reference to Exhibit 10.7 of the
                 Form 8-K filed on July 12, 2000 (File No. 333-81987)).
10.66          Agreement, dated January 1, 1996, by and between Simon
                 Mattress Manufacturing Co. and Brotherhood of Teamsters
                 Local #490 (Drivers) (incorporated by reference to Exhibit
                 10.8 of the Form 8-K filed on July 12, 2000 (File No.
                 333-81987)).
10.67          Agreement, dated January 1, 1996, by and between Simon
                 Mattress Manufacturing Co. and brotherhood of Teamsters
                 Local #490 (Factory)(incorporated by reference to Exhibit
                 10.9 of the Form 8-K filed on July 12, 2000 (File No.
                 333-81987)).
10.68          Third Amended and Restated Credit Agreement, dated June 30,
                 2000, among Sleepmaster L.L.C., as borrower, Sleepmaster
                 Holdings L.L.C., as the Parent, the Domestic Subsidiaries
                 of Sleepmaster L.L.C., as guarantors, the lenders party
                 thereto and First Union National Bank, as administrative
                 agent (incorporated by reference to Exhibit 10.1 of the
                 Form 8-K filed on July 17, 2000 (File No. 333-81987)).
10.69          Waiver and First Amendment to Third Amended and Restated
                 Credit Agreement, dated as of September 19, 2000, by and
                 among by and among Sleepmaster L.L.C., as borrower,
                 Sleepmaster Holdings, L.L.C. and the domestic subsidiaries of Sleepmaster, as guarantors, the several banks and other financial institutions identified therein, as lenders and
                 First Union National Bank as administrative agent.*
10.70          Third Amended and Restated Pledge Agreement, dated June 30,
                 2000, among Sleepmaster L.L.C., as Borrower, the
                 guarantors listed on the signature page thereto and First
                 Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July
                 17, 2000 (File No. 333-81987)).
10.71          Third Amended and Restated Security Agreement, dated June
                 30, 2000, among Sleepmaster L.L.C., as Borrower, the
                 Domestic Subsidiaries of the Borrower and First Union
                 National Bank, as administrative agent (incorporated by
                 reference to Exhibit 10.3 of the Form 8-K filed on July
                 17, 2000 (File No. 333-81987)).
10.72          Negotiated Contract Agreement, dated March 1, 1999, between
                 Crescent Sleep Products Company and Union of Needletrades,
                 Industrial and Textile Employees AFL-CIO, CLC
                 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 17, 2000 (File No. 333-81987)).
10.73          Loan Agreement, dated March 1, 1995, by and between the Iowa
                 Finance Authority, as Issuer, a public instrumentality and agency duly organized and existing under the laws of the
                 State of Iowa and Dixie Bedding Company (incorporated by
                 reference to Exhibit 10.8 of the Form 8-K filed on July
                 17, 2000 (File No. 333-81987)).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.74          Irrevocable Letter of Credit issued on March 1, 1995, in the amount of $3,262,500 at the request and for the account of
                 Dixie Bedding Company in favor of First-Citizens Bank &
                 Trust Company, as Trustee under the Trust Indenture
                 (incorporated by reference to Exhibit 10.9 of the Form 8-K filed on July 17, 2000 (File No. 333-81987)).
10.75          Supplemental Assignment and Assumption Agreement, dated
                 March 17, 1998, by and between Dixie Bedding Company,
                 Crescent Sleep Products Company and the Iowa Finance
                 Authority and acknowledged by First-Citizens Bank & Trust
                 Company, as Trustee, under the Trust Indenture
                 (incorporated by reference to Exhibit 10.10 of the Form
                 8-K filed on July 17, 2000 (File No. 333-81987)).
10.76          Amended and Restated Reimbursement and Security Agreement,
                 dated March 17, 1998, by and among Crescent Sleep Products
                 Company, Dixie Bedding Company and Wachovia Bank, National
                 Association (incorporated by reference to Exhibit 10.11 of the Form 8-K filed on July 17, 2000 (File No. 333-81987)).
10.77          Loan Agreement, dated September 1, 1999, by and between The
                 Guilford County Industrial Facilities and Pollution
                 Control Financing Authority, as Issuer, and Crescent Sleep
                 Products Company (incorporated by reference to Exhibit
                 10.12 of the Form 8-K filed on July 17, 2000 (File No.
                 333-81987)).
10.78          Board of Advisor and Unit Purchase Agreement, dated June 30,
                 2000, by and among Sleepmaster Holdings L.L.C.,
                 Sleepmaster L.L.C., R. Guy Boyle and Sleep Investor L.L.C.
                 (incorporated by reference to Exhibit 10.17 of the Form
                 8-K filed on July 17, 2000 (File No. 333-81987)).
10.79          Third Amended and Restated Limited Liability Company
                 Operating Agreement, dated June 30, 2000, by and among
                 Sleepmaster Holding, L.L.C. and each of the persons
                 designated as a Member on Schedule A attached thereto
                 (incorporated by reference to Exhibit 10.18 to Form 8-K
                 filed on September 13, 2000 (File No. 333-81987)).
10.80          Executive Stock Purchase Agreement, dated as of March 1,
                 2001, by and among Sleepmaster Holdings L.L.C., Sleep
                 Investor L.L.C. and Les Breiland.*
10.81          Severance Agreement and Waiver, dated as of December 13,
                 2000, by and among Sleepmaster Holdings L.L.C., Sleep
                 Investor L.L.C. and Charles Schweitzer.*
10.82          Severance Agreement and Waiver, dated as of December 13,
                 2000, by and among Sleepmaster Holdings L.L.C., Sleep
                 Investor L.L.C. and James Koscica.*
10.83          Severance Agreement and Waiver, dated as of March 22, 2001, by and among Sleepmaster Holdings L.L.C., Sleep Investor
                 L.L.C. and Michael W. Bubis.*
10.84          Agreement of Purchase and Sale, dated December 20, 2000, by and between Adam Wuest Corporation and Budig Realty LLC.*
12.1           Statement of Ratio of Earnings to Fixed Charges
                 (Incorporated by reference to Exhibit 12.1 on Form 10-K
                 dated March 30, 2000 (File No. 333-81987)).
21.1           Subsidiaries of the Registrant (Incorporated by reference to
                 Exhibit 21.1 of the Form S-4 dated November 24, 1999 (File
                 No. 333-81987)).
99.1           Press release issued by Sleepmaster L.L.C. on May 2, 2000
                 (incorporated by reference to Exhibit 99.1 to Form 8-K
                 filed on May 12, 2000 (File No. 333-81987)).
99.2           Press release issued by Sleepmaster L.L.C. on June 30, 2000
                 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on July 17, 2000 (File No. 333-81987)).

- ---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Sleepmaster L.L.C. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linden, State of New Jersey.

                                          SLEEPMASTER L.L.C.

                                          By: /s/ CHARLES SCHWEITZER
                                            ------------------------------------
                                            President and Chief Executive
                                              Officer

Dated: April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                                                         CAPACITY                     DATE
- ---------                                                         --------                     ----
              /s/ CHARLES SCHWEITZER                 President and Chief Executive       April 2, 2001
- ---------------------------------------------------    Officer, Advisor
                Charles Schweitzer

               /s/ JAMES P. KOSCICA                  Executive Vice President and Chief  April 2, 2001
- ---------------------------------------------------    Financial Officer, Advisor
                 James P. Koscica

                 /s/ MICHAEL BUBIS                   Advisor                             April 2, 2001
- ---------------------------------------------------
                   Michael Bubis

                 /s/ R. GUY BOYLE                    Advisor                             April 2, 2001
- ---------------------------------------------------
                   R. Guy Boyle

              /s/ ROBERT BARTHOLOMEW                 Advisor                             April 2, 2001
- ---------------------------------------------------
                Robert Bartholomew

                 /s/ DAVID THOMAS                    Advisor                             April 2, 2001
- ---------------------------------------------------
                   David Thomas

                  /s/ JOHN WEBER                     Advisor                             April 2, 2001
- ---------------------------------------------------
                    John Weber

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets at December 31, 2000 and
  1999......................................................    F-3
Consolidated Statements of Income for Each of the Three
  Years in the Period Ended December 31, 2000, 1999 and
  1998......................................................    F-4
Consolidated Statements of Changes in Members' Equity
  (Deficit) for Each of the Three Years in the Period Ended
  December 31, 2000, 1999 and 1998..........................    F-5
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 2000, 1999 and
  1998......................................................    F-6
Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Advisors and
Members of Sleepmaster L.L.C.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, members' equity and cash flows present fairly, in all material respects, the financial position of Sleepmaster L.L.C. (the "Company") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 28, 2001

                               SLEEPMASTER L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,004    $  2,842
  Accounts receivable, less allowance for doubtful accounts
     of $1,503 and $1,209 in 2000 and 1999, respectively....    34,587      24,217
  Accounts receivable -- other..............................     3,197       1,691
  Inventories...............................................    13,864       7,531
  Assets held for sale......................................     6,301          --
  Other current assets......................................     2,574         613
  Deferred income taxes.....................................     3,424         720
                                                              --------    --------
     Total current assets...................................    65,951      37,614
Property, plant and equipment, net..........................    53,393      20,967
Intangible assets, net......................................   302,217     130,824
Bond and loan issuance costs................................    11,053       7,022
Other assets................................................       485         268
Deferred income taxes.......................................        --      12,292
                                                              --------    --------
     Total assets...........................................  $433,099    $208,987
                                                              ========    ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 36,368    $ 14,264
  Accrued advertising expenses..............................     3,950       2,559
  Accrued sales allowances..................................     3,648       3,196
  Accrued interest..........................................     2,472       2,077
  Other current liabilities.................................     9,824       6,472
  Current portion of long-term debt.........................     9,893       5,010
                                                              --------    --------
     Total current liabilities..............................    66,155      33,578
                                                              --------    --------
Long-term debt..............................................   271,023     161,603
Deferred income taxes.......................................    37,350          --
Other liabilities...........................................     2,991       1,463
                                                              --------    --------
     Total long-term liabilities............................   311,364     163,066
                                                              --------    --------
Commitments and contingencies (Note 18)
Redeemable cumulative preferred interests...................    22,867      20,423
Members' Equity (Deficit):
  Class A common interests..................................    54,452      12,229
  Class B common interests..................................        --          --
  Accumulated deficit.......................................   (21,878)    (20,472)
  Foreign currency translation adjustment...................       139         163
                                                              --------    --------
     Total members' equity (deficit)........................    32,713      (8,080)
                                                              --------    --------
     Total liabilities and members' equity (deficit)........  $433,099    $208,987
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Net sales..................................................  $304,297    $171,319    $110,251
Cost of sales..............................................   187,097     104,924      68,988
                                                             --------    --------    --------
     Gross profit..........................................   117,200      66,395      41,263
                                                             --------    --------    --------
Operating expenses
  Selling, general and administrative......................    79,573      43,322      25,794
  Amortization of intangibles..............................     5,853       2,216       1,223
                                                             --------    --------    --------
     Total operating expenses..............................    85,426      45,538      27,017
                                                             --------    --------    --------
Operating income...........................................    31,774      20,857      14,246
Interest expense, net......................................    26,852      12,536       7,096
Other expense (income).....................................       181          83         (18)
                                                             --------    --------    --------
     Income before income taxes and extraordinary items....     4,741       8,238       7,168
Provision for income taxes.................................     2,830       3,248       3,020
                                                             --------    --------    --------
     Income before extraordinary items.....................     1,911       4,990       4,148
Extraordinary items, net of income taxes...................       208       3,167          --
                                                             --------    --------    --------
     Net income............................................  $  1,703    $  1,823    $  4,148
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

        CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

                                     COMMON INTERESTS
                            -----------------------------------
                                CLASS A             CLASS B            FOREIGN         RETAINED
                            ----------------    ---------------        CURRENCY        EARNINGS
                            UNITS    AMOUNT     UNITS    AMOUNT      TRANSLATION       (DEFICIT)     TOTAL
                            -----    -------    -----    ------    ----------------    ---------    --------
                                                    (IN THOUSANDS, EXCEPT UNIT DATA)
DECEMBER 31, 1997.........  8,000    $ 1,000     --       $ --           $ --          $(21,092)    $(20,092)
Capital contributions.....               640                                                             640
Net income................                                                                4,148        4,148
Distributions.............                                                                 (234)        (234)
Accretion of redeemable
  cumulative preferred
  interests...............                                                               (1,979)      (1,979)
                            -----    -------      --      ----           ----          --------     --------
DECEMBER 31, 1998.........  8,000      1,640     --         --             --           (19,157)     (17,517)
Capital contributions.....            10,589                                                          10,589
Net income................                                                                1,823        1,823
Distributions.............                                                                 (982)        (982)
Accretion of redeemable
  cumulative preferred
  interests...............                                                               (2,156)      (2,156)
Foreign currency
  translation
  adjustments.............                                                163                            163
                            -----    -------      --      ----           ----          --------     --------
DECEMBER 31, 1999.........  8,000     12,229     --         --            163           (20,472)      (8,080)
Capital contributions.....            42,223                                                          42,223
Net income................                                                                1,703        1,703
Distributions.............                                                                 (665)        (665)
Accretion of redeemable
  cumulative preferred
  interests...............                                                               (2,444)      (2,444)
Foreign currency
  translation
  adjustments.............                                                (24)                           (24)
                            -----    -------      --      ----           ----          --------     --------
DECEMBER 31, 2000.........  8,000    $54,452     --       $ --           $139          $(21,878)    $ 32,713
                            =====    =======      ==      ====           ====          ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000         1999         1998
                                                           ---------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................................  $   1,703    $   1,823    $  4,148
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................      9,429        3,755       2,089
     Amortization of deferred financing and bond issuance
       costs.............................................      1,909          446           8
     Loss on sale of asset...............................         --            5           9
     Allowance for doubtful accounts.....................        615          440         287
     Extraordinary items.................................        208        3,167          --
     Deferred income taxes...............................      1,850        2,085       1,776
     Other non-cash items................................        (79)         652         320
     Changes in operating assets and liabilities, net of
       acquisitions:
       Decrease (increase) in trade accounts
          receivable.....................................        538       (4,795)     (2,411)
       Increase in accounts receivable -- other..........     (1,184)        (492)       (208)
       Decrease in inventories...........................         68           71         113
       Decrease (increase) in other current assets.......      1,438         (418)       (204)
       Decrease (increase) in other assets...............         97           32         (41)
       Increase in trade accounts payable due to capital
          expenditures...................................      1,751           --          --
       Increase in trade accounts payable................     15,265        2,354       2,834
       (Decrease) increase in accrued liabilities........       (449)       4,340          14
       Increase in other liabilities.....................         12          392         140
                                                           ---------    ---------    --------
     Net cash provided by operating activities...........     33,171       13,857       8,874
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...................................    (13,914)      (4,165)     (1,095)
  Acquisitions, net of cash acquired.....................   (161,010)     (99,128)    (32,756)
                                                           ---------    ---------    --------
     Net cash used in investing activities...............   (174,924)    (103,293)    (33,851)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior subordinated notes....     25,000      115,000          --
  Proceeds from long term debt...........................    167,500       46,830      48,308
  Payments on long term debt.............................    (91,398)     (73,858)    (23,699)
  Borrowings under revolving line of credit..............     49,361       11,300       7,396
  Payments on revolving line of credit...................    (45,061)      (5,380)     (7,397)
  Loan origination fees/bond issuance costs..............     (6,045)      (7,739)       (827)
  Penalties on early extinguishment of debt..............         --       (3,644)         --
  Distributions..........................................       (665)        (982)       (234)
  Capital contributions..................................     42,223       10,589       1,000
                                                           ---------    ---------    --------
     Net cash provided by financing activities...........    140,915       92,116      24,547
                                                           ---------    ---------    --------
Net (decrease) increase in cash and cash equivalents.....       (838)       2,680        (430)
Cash and cash equivalents at beginning of year...........      2,842          162         592
                                                           ---------    ---------    --------
Cash and cash equivalents at end of year.................  $   2,004    $   2,842    $    162
                                                           =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SLEEPMASTER L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

1. ORGANIZATION AND BUSINESS

     Sleepmaster L.L.C. ("we," "us," or "our"), is a leading manufacturer and distributor of Serta, Inc. ("Serta") brand mattresses and box springs and owns the exclusive Serta manufacturing rights in all or a portion of 26 states (Alaska, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Iowa, Indiana, Maryland, Minnesota, Nebraska, Nevada, New Jersey, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, South Carolina, Washington, West Virginia, Wisconsin), the Commonwealth of Kentucky and Ontario, Canada. We were formed on January 2, 1995 by acquiring substantially all of the assets and liabilities of Sleepmaster Products Company, L.P., a Delaware limited partnership. Our business and affairs are governed by the Limited Liability Company Operating Agreement of Sleepmaster L.L.C. (the "Sleepmaster L.L.C. Agreement"), which established a board of advisors having duties comparable to a corporate board of directors.

     Prior to November 1996, we were 98% owned by Sleepmaster Holdings L.L.C. ("Holdings") and 2% was owned by Brown/Schweitzer Holdings Inc. ("B/S Holdings"). Holdings was owned by our management and outside investors. On November 14, 1996, we entered into a recapitalization agreement (the "Recapitalization"). Under the Recapitalization, the members of Holdings sold their respective interests in part to Holdings, followed by the sale of a portion of the membership interest to new investors. As a result of the Recapitalization, Holdings' ownership of us was increased to almost 100% and B/S Holdings was replaced by Sleep Investor L.L.C. ("Sleep Investor"), a group of investors led by Citicorp Venture Capital and PMI Mezzanine Fund L.L.P. ("PMI"). Because of the ownership change of Holdings as a result of the Recapitalization, our management owns 28% of Holdings. The Sleepmaster L.L.C. Agreement was amended following the completion of this transaction (the "Amended Sleepmaster L.L.C. Agreement"). (See Note 4 for further details of the transaction and impact on our members).

     On March 3, 1998, we acquired all of the capital stock of Palm Beach Bedding Company ("Palm Beach") for cash and the assumption of Palm Beach County, Florida, variable rate industrial development revenue bonds.

     On February 26, 1999, we acquired all of the capital stock of Herr Manufacturing Company ("Herr") for cash.

     On May 18, 1999, we acquired substantially all of the assets of Star Bedding Products (1986) Limited, including its subsidiary, Burrell Bedding Limited (collectively, "Star") for cash and a promissory note issued by Holdings.

     On November 5, 1999, we acquired substantially all of the assets of Adam Wuest Inc. and Adam Wuest Realty (collectively "Adam Wuest") for cash and the assumption of Hamilton County, Ohio, fixed rate economic development revenue funding bonds.

     On April 28, 2000, we acquired all of the capital stock of Simon Mattress Manufacturing Co. ("Simon") for cash.

     On June 30, 2000, we acquired all of the capital stock of Crescent Sleep Products Company ("Crescent") for cash and the assumption of State of Iowa and Guilford County, North Carolina, variable rate industrial development revenue bonds.

     As a result of these various acquisitions we have a 38% interest in the voting shares of Serta and therefore, we account for that ownership interest utilizing the equity method of accounting.

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include our accounts as well as those of our wholly owned subsidiaries, Palm Beach, Herr, Star, Adam Wuest, Simon and Crescent for the year ended December 31, 2000 and Palm Beach, Herr, Star and Adam Wuest for the year ended December 31, 1999. All significant intercompany balances and transactions have been eliminated. Sleepmaster Finance Corporation, our wholly owned subsidiary, formed solely for the purpose of acting as co-issuer of the 11% senior subordinated notes, issued on May 18, 1999, has no assets or operations (See Note 12 for further discussion regarding the issuance of these senior subordinated notes). Additionally, Lower Road Associates LLC is our wholly owned subsidiary with no assets or operations.

  Use of Estimates in Preparation of the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to the determination of the allowance for doubtful accounts, allowance for sales returns, accruals for sales allowances and advertising expenses, and the recoverability of long-lived assets. Actual results could differ from those estimates.

  Revenue Recognition

     We recognize revenue at the time of delivery to customer. Appropriate accruals for returns, discounts, rebates and other allowances are recorded as reductions in sales. Our bedding products offer limited warranties of up to 10 years against manufacturing defects. Our cost of honoring warranty claims is immaterial.

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

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Vehicles under capital leases totaling $0.5 million at December 31, 2000 are amortized over the lease term. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Land improvements...........................................  10-40 years
Buildings and improvements..................................  10-40 years
Machinery and equipment.....................................   5-10 years
Office furniture and equipment..............................   3-10 years
Vehicles....................................................   5-10 years
Computers...................................................      3 years
Software....................................................      3 years

     Leasehold improvements are amortized over the shorter of the terms of the leases or useful lives of the assets. Expenditures for maintenance and routine repairs are expensed as incurred. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current income.

     Interest costs during the period of development and construction of certain assets are capitalized as part of the historical costs of the assets. Interest capitalized during the year ended December 31, 2000 was $0.4 million.

  Intangible Assets

     Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and licenses, which are amortized using the straight-line basis over forty years.

  Long Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" we periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

  Deferred Financing Costs

     The costs incurred for obtaining financing, including all related legal fees, amounted to approximately $13.8 million and $7.5 million, with accumulated amortization of approximately $2.7 million and $0.5 million at December 31, 2000 and 1999, respectively. Deferred financing cost expense is amortized to interest expense over the periods of the related financing.

  Advertising Costs

     We expense advertising costs, consisting primarily of cooperative advertising with dealers and retailers, when incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $24.0 million, $13.6 million and $8.2 million respectively.

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

  Stock Options

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," we elected to account for our stock based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation.

  Income Taxes

     Income taxes are accounted for by the asset and liability method, which recognizes deferred tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book and tax basis of existing assets and liabilities. We file various state income tax returns and a consolidated Federal income tax return with our Parent, Holdings. Our current and deferred income tax provisions and related current and deferred income tax assets and liabilities were determined on a separate company basis. Currently, we do not maintain a tax sharing agreement with our Parent, Holdings.

  Foreign Currency Translation

     The effect of translating foreign currency financial statements into U.S. dollars is included in the Statement of Changes in Members' Equity. Gains and losses on foreign currency transactions are not significant to operations and have been included in operating expenses.

  Shipping and Handling Expenses

     We classify shipping and handling expense within selling, general and administrative expenses. These costs totaled $11.4 million, $5.6 million and $3.9 million at December 31, 2000, 1999 and 1998, respectively.

  Comprehensive Income

     The only component of our accumulated other comprehensive income is foreign currency translation adjustments:

                                                            2000      1999      1998
                                                           ------    ------    ------
Net income...............................................  $1,703    $1,823    $4,148
Other comprehensive (loss) income:
  Foreign currency translation...........................     (24)      163        --
                                                           ------    ------    ------
Comprehensive income.....................................  $1,679    $1,986    $4,148
                                                           ======    ======    ======

  Recent Accounting Pronouncements

     In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires certain costs incurred in connection with developing or obtaining internal use software to be capitalized and other costs to be expensed. We adopted SOP 98-1 effective January 1, 1999. The impact of adopting this standard was to increase pre-tax income for 1999 by $1.9 million.

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after September 15, 2000. Adoption of this statement as of January 1, 2001 will not have an effect on our results of operations or our financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principals to revenue recognition in financial statements and was required to be implemented no later than the fourth quarter of 2000. We have adopted SAB No. 101 during the fourth quarter of 2000. The adoption of this statement did not have an effect on our results of operations or our financial position.

  Reclassifications

     Certain reclassifications were made to prior years' consolidated financial statements to conform to the current year's presentation.

3. ACQUISITIONS

     On February 26, 1999, we acquired all the capital stock of Herr for approximately $24.9 million in cash. In order to finance the acquisition of Herr, we increased our then existing Senior Credit Facility by $25.3 million.

     On May 18, 1999, we acquired substantially all the assets of Star for approximately $18.1 million in cash and a promissory note issued by Holdings (our Parent) in the amount of approximately $0.7 million. The acquisition was primarily funded with the net proceeds of the note offering (see Note 12).

     On November 5, 1999, we acquired substantially all the assets of Adam Wuest for approximately $57.5 million in cash. This acquisition was funded primarily through the expansion of our existing credit facility and additional equity provided by Holdings which, in turn, was raised by a subordinated credit facility.

     On April 28, 2000, we acquired all of the capital stock of Simon for approximately $42.6 million in cash. In connection with the acquisition, we amended and restated our credit facility to provide for an aggregate amount of borrowings of up to $103.9 million, a portion of which was used to finance the acquisition.

     On June 30, 2000, we acquired all of the capital stock of Crescent for approximately $118.4 million in cash. The acquisition was funded with; (1) the net proceeds of the issuance of $25 million of 13.4% senior subordinated notes due 2009 (See Note 12); (2) additional equity from a group of investors and certain members of Crescent's and our management; and (3) an amendment and restatement of our existing credit facility to provide for an aggregate amount of borrowings of up to $172.5 million, a portion of which was used to finance the acquisition.

     These acquisitions were accounted for under the purchase method and, accordingly, their results are included in our consolidated financial statements since their respective dates of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill on the books and records of the subsidiary and is being amortized over 40 years.

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

     A summary of the purchase price allocations is as follows:

                                 HERR       STAR      ADAM WUEST     SIMON     CRESCENT
                                -------    -------    ----------    -------    --------
Current assets................  $ 3,066    $ 2,474     $ 5,782      $10,645    $ 11,768
Property, plant and equipment,
  net.........................    3,225        823       3,886       11,324      15,996
Other assets..................        2          3         262          312         241
Deferred tax liabilities......   (6,175)        --          --       (7,036)    (31,828)
Goodwill......................   10,393        502       6,443       13,635      43,060
Licenses......................   15,235     15,764      45,603       20,210      94,824
Current liabilities...........     (847)    (1,456)     (2,465)      (5,280)     (6,496)
Long-term debt................       --         --      (2,017)          --      (8,900)
Other liabilities.............       --         --          --       (1,191)       (274)
                                -------    -------     -------      -------    --------
          Total...............  $24,899    $18,110     $57,494      $42,619    $118,391
                                =======    =======     =======      =======    ========

     The following summarized unaudited pro forma financial information assumes that the acquisitions of Simon and Crescent were consummated on January 1, 2000 and 1999 and the acquisitions of Herr, Star and Adam Wuest were consummated on January 1, 1999. The following also gives effect to the issuance of the senior subordinated notes and the application of the proceeds therefrom as of such dates. This information is not necessarily indicative of the results that we would have achieved had these events actually occurred on such dates or of our actual or future results.

                                                           2000        1999
                                                         --------    --------
Net sales..............................................  $360,960    $359,741
(Loss) income before extraordinary items...............  $ (5,513)   $     11
Net loss...............................................  $ (5,721)   $ (3,156)

4. RECAPITALIZATION

     On November 16, 1996, our Parent, Holdings, entered into a recapitalization agreement (the "Recapitalization Agreement") with us, B/S Holdings and Sleep Investor. As part of the Recapitalization, all outstanding membership interests were converted to redeemable cumulative preferred interests and common interests pursuant to the terms of the Amended Sleepmaster L.L.C. Agreement (see Note 1).

     Pursuant to the Recapitalization Agreement, Holdings redeemed all of the membership interests of its members, except for four members who were members of our management at the time of the Recapitalization ("Retained Members"), for an aggregate amount of cash equal to approximately $34.7 million and then sold such membership interests to Sleep Investor. In addition, Sleep Investor purchased 8,714 units of redeemable cumulative preferred interests and 6,099 units of common interests of Holdings for approximately $12.9 million plus issuance of a $7.0 million pay-in-kind note payable to all former members of Holdings, including the Retained Members. The remaining redeemable cumulative preferred and common interests of Holdings were allocated to the Retained Members. As a result of the Recapitalization, Sleep Investor owned 72% of the outstanding units of Holdings and the Retained Members owned the remaining 28%.

     Financing for the Recapitalization, including the refinancing of existing indebtedness and fees and expenses incurred, was provided by (1) our borrowings under a $29.7 million Senior Secured Credit Facility, (2) our borrowing under $15.0 million of Senior Subordinated Notes and (3) the $12.9 million of capital provided by Sleep Investor.

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

     We have accounted for the Recapitalization as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been maintained for financial reporting purposes.

5. INVENTORIES

     Inventories consist of the following:

                                                             2000       1999
                                                            -------    ------
Raw materials.............................................  $10,546    $5,402
Work-in-process...........................................      916       476
Finished goods............................................    2,402     1,653
                                                            -------    ------
     Total inventories....................................  $13,864    $7,531
                                                            =======    ======

6. ASSETS HELD FOR SALE

     Assets held for sale of $6.3 million at December 31, 2000 are related to land and buildings utilized by Adam Wuest and Simon. The land and buildings are located in Cincinnati, Ohio and Vacaville, California. We entered into sale agreements for these properties prior to December 31, 2000. The sale of one property was consummated in February 2001 and the other is expected to close during the second or third quarter of 2001.

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            2000       1999
                                                           -------    -------
Land and improvements....................................  $ 5,865    $ 2,775
Building and improvements................................   24,641      9,247
Machinery and equipment..................................   20,202      8,877
Office furniture and fixtures............................    2,118      1,624
Vehicles.................................................    2,424        688
Computers................................................      105         --
Software.................................................    1,690         --
Leasehold improvements...................................    1,861        785
Construction-in-progress.................................    2,566      1,472
                                                           -------    -------
                                                            61,472     25,468
Less: accumulated depreciation...........................    8,079      4,501
                                                           -------    -------
                                                           $53,393    $20,967
                                                           =======    =======

     Depreciation expense was approximately $3,576, $1,539 and $866 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

8. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                           2000        1999
                                                         --------    --------
Goodwill...............................................  $131,156    $ 35,176
Licenses...............................................   181,608     100,249
Non-compete agreement..................................        14          --
                                                         --------    --------
                                                          312,778     135,425
Less: accumulated amortization.........................    10,561       4,601
                                                         --------    --------
                                                         $302,217    $130,824
                                                         ========    ========

     Amortization expense was approximately $5,853, $2,216 and $1,223 for the years ended December 31, 2000, 1999 and 1998, respectively.

9. CONCENTRATION OF CREDIT RISK

     A substantial portion of our consolidated net sales are made to a limited number of customers. In 2000 and 1999, one customer accounted for approximately 12% and 11% of our consolidated net sales, respectively. In 1998, two customers accounted for approximately 13% and 11%, respectively, of our consolidated net sales.

     Amounts receivable from these customers represented approximately 10% and 14% of the trade accounts receivable balance at December 31, 2000 and 1999, respectively.

     Purchases of raw materials from one vendor represented approximately 39%, 37% and 43% of total raw material purchases for 2000, 1999 and 1998, respectively.

10. LICENSE AGREEMENT

     Serta is a national organization consisting of eight domestic licensed operating mattress manufacturing companies. The organization aids the manufacturers in marketing, merchandising, manufacturing specifications, trademarks and related activities through license fees paid by the licensees. Serta owns the rights to the Serta trademark and licenses companies to manufacture and sell mattresses under the Serta brand name. Our licenses with Serta are effective until terminated by mutual written agreement by both parties or if we do not comply with the provisions of the license agreement. We paid approximately $9.3 million, $5.6 million and $3.4 million, in 2000, 1999 and 1998, respectively, in license fees to Serta.

     We are obligated to contribute to a Serta deferred compensation arrangement based upon the achievement of certain earnings targets by the Serta licensee group. Related to this deferred compensation arrangement we recorded expense of approximately $449, $320 and $75 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. EMPLOYEE BENEFIT PLANS

     We maintain a contributory profit sharing plan ("401(k)/Profit Sharing Plan") covering substantially all of our non-union employees as well as those of Herr and, for the year 2000, Palm Beach who met certain eligibility requirements. Prior to the acquisition of Herr, this plan covered substantially all of our non-union employees only. Employees may elect to make contributions of up to 15% of their salary. The plan also provides for an employer match contribution. We currently contribute an amount equal to 100% of the first 3% of salary contributed plus 50% of the next 2% of salary contributed. Prior to 1999, we contributed an amount equal to 50% up to the first 4% of employee contributions. In addition, we may elect to contribute a

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

discretionary amount, which is determined annually by management, to all eligible employees. We reserve the right to terminate or amend the 401(k)/Profit Sharing Plan at any time. We contributed approximately $716, $553 and $286 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Our union employees, pursuant to a collective bargaining agreement, are covered under a salary reduction plan ("Retirement 401(k) Plan") that we established. Employees, who have met certain eligibility requirements, may elect to make contributions of up to 15% of their salary. In addition, we may elect to contribute a discretionary amount to all eligible employees. All eligible employees receive an equal contribution amount per year. Contribution expense for this plan was approximately $55, $59 and $35 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In 1999 and 1998, Palm Beach maintained its own contributory profit sharing plan ("401(k)/Profit Sharing Plan and Trust"), covering substantially all employees. Palm Beach contributed an amount equal to 50% of the first 6% of salary contributed. An additional discretionary amount was determined by management and contributed to each eligible employee. Palm Beach elected to contribute approximately $200 for each of the years ended December 31, 1999 and 1998. Palm Beach's stand-alone 401(k)/Profit Sharing Plan and Trust was terminated on January 1, 2000 and all eligible employees became part of our 401(k)/Profit Sharing Plan.

     In 2000 and 1999, Adam Wuest maintained its own contributory profit sharing plan, covering salaried employees who met certain eligibility requirements. In addition, union employees of Adam Wuest were covered by a union sponsored multi-employer pension plan. The contribution expense for these plans was approximately $418 for the year ended December 31, 2000. From date of acquisition through December 31, 1999 contribution expense was immaterial to the consolidated financial statements. Adam Wuest's stand-alone contributory profit sharing plan was terminated on January 1, 2001 and all eligible employees became part of our 401(k)/Profit Sharing Plan.

     In 2000, Simon maintained its own contributory profit sharing plan, covering salaried employees who met certain eligibility requirements. Simon contributed an amount equal to 25% of the first 6% of salary contributed. In addition, union employees of Simon were covered by a union sponsored multi-employer pension plan. The contribution expense for these plans was approximately $36 for the period from date of acquisition through December 31, 2000.

     In 2000, Crescent maintained a defined contribution profit sharing and 401(k) benefit plan covering substantially all employees. Employees may elect to make contributions to this plan of up to 18% of their salary and Crescent is required to make a minimum annual contribution of 3% of total wages for all eligible employees with additional contributions at the discretion of the Board of Directors of Crescent. From date of acquisition through December 31, 2000 Crescent recorded approximately $96 of contribution expense for this plan.

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

12. DEBT

     The following is a summary of our long-term debt:

                                                                2000        1999
                                                              --------    --------
11% Senior Subordinated Notes due 2009......................  $115,000    $115,000
13.4% Senior Subordinated Notes due 2009....................    25,000          --
Tranche A Term Loan due in variable quarterly installments
  through December 2005, at variable interest rates (10.14%
  at December 31, 2000).....................................    46,600          --
Tranche B Term Loan due in variable quarterly installments
  through December 2005, at variable interest rates (10.64%
  at December 31, 2000).....................................    67,013          --
Term Loan due in variable quarterly installments through
  September 2005, interest at one-month LIBOR plus 3.25%
  (9.72% at December 31, 1999)..............................        --      37,000
Borrowings under Revolving Credit Facility at variable
  interest rates (from 10.20% to 11.75% and 9.72% to 10.50%
  at December 31, 2000 and 1999, respectively)..............    10,600       6,300
Industrial Development Revenue Bonds due through 2016 at
  variable interest rates (4.55% and 5.15% at December 31,
  2000 and 1999, respectively) collateralized by an
  irrevocable letter of credit issued to the Bond agent in
  the amount of $6,141......................................     5,940       6,320
Industrial Development Revenue Bonds due through 2010 at
  variable interest rates (5.30% at December 31, 2000)
  collateralized by an irrevocable letter of credit issued
  to the Bond agent in the amount of $6,216.................     5,900          --
Industrial Development Revenue Bonds due through 2015 at
  variable interest rates (5.25% at December 31, 2000)
  collateralized by an irrevocable letter of credit issued
  to the Bond agent in the amount of $3,171.................     3,000          --
Economic Development Revenue Funding Bonds due through
  September 2010 at fixed rates (between 4.50% and 5.60% at
  December 31, 2000) collateralized by an irrevocable letter of credit issued to the Bond agent in the amount of
  $2,077....................................................     1,863       1,993
                                                              --------    --------
                                                               280,916     166,613
Less, current portion.......................................     9,893       5,010
                                                              --------    --------
                                                              $271,023    $161,603
                                                              ========    ========

     During the first quarter of 1999, we amended and restated our credit facility to provide for an aggregate amount of borrowings of up to $86.0 million and used a portion of this increased facility to finance our acquisition of Herr on February 26, 1999. The terms of the amended facility were substantially equivalent to those of the prior credit facility.

     On May 18, 1999, we issued $115.0 million of 11% senior subordinated notes due 2009 (the "Notes"). A portion of the proceeds of the Notes were used to prepay the existing credit facility, redeem our Series A and Series B Senior Subordinated Notes due 2007 and complete the acquisition of Star. In connection with the repayment of the existing credit facility and Series A and Series B Senior Subordinated Notes, we wrote-off unamortized debt issuance costs and incurred prepayment penalties. These transactions resulted in an extraordinary loss of $3.2 million net of the associated income tax benefit of $2.3 million. Additionally, on May 18, 1999, we entered into a six-year $25.0 million revolving credit facility, which replaced the prior credit

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

facility. The new credit facility included a letter of credit sublimit of $8.0 million. Borrowings under this credit facility bore interest at floating rates based on LIBOR or applicable alternative base rates.

     On November 5, 1999, we expanded and restated the credit facility entered into on May 18, 1999 to $70.0 million, comprising a $33.0 million six-year revolving credit facility ("Revolving Credit Facility") and a $37.0 million amortizing term loan facility ("Term Loan Facility"), collectively the ("Credit Facility"), under substantially the same terms as the prior credit facility, except that the letter of credit sublimit was increased to $15.0 million. At December 31, 1999, we had approximately $17.0 million available under our Revolving Credit Facility with letters of credit issued totaling approximately $9.7 million. Borrowings under the Term Loan Facility were used to finance the acquisition of Adam Wuest. Indebtedness under the Credit Facility is guaranteed jointly and severally by us, Holdings and each of our domestic subsidiaries.

     On April 28, 2000, we amended and restated our existing Credit Facility to provide for borrowings of up to $103.9 million, comprising a $33.0 million revolving credit facility, a $35.9 million amortizing term loan facility and a $35.0 million incremental amortizing term loan facility (the "Second Amended and Restated Credit Facility"). The terms of the Second Amended and Restated Credit Facility were substantially equivalent to those of the prior facility.

     On June 30, 2000, we issued an additional $25.0 million of 13.4% senior subordinated notes due November 2009 and received a $41.5 million equity investment from a group of existing investors and certain members of Crescents' management. We used the proceeds of the senior subordinated notes and the equity investment to acquire all the capital stock of Crescent.

     On June 30, 2000, in connection with the acquisition of Crescent, we entered into a third amended and restated credit agreement to provide for an aggregate amount of borrowings of up to $172.5 million, comprising a $40.0 million 5.5 year revolving credit facility, a 5.5 year Tranche A term loan of $57.5 million and a 6.5 year Tranche B term loan of $75.0 million (the "Third Amended and Restated Credit Facility"). Borrowings under the Third Amended and Restated Credit Facility bear interest at floating rates that are based on LIBOR, plus an applicable margin or on the applicable alternate base rate and, accordingly, our financial condition and performance will be affected by changes in interest rates. This new facility includes a letter of credit sublimit of $25.0 million.

     In connection with the Third Amended and Restated Credit Facility, we wrote-off unamortized debt issuance costs. One bank included in the syndication of banks which was part of the Second Amended and Restated Credit Facility did not continue in the syndication of banks in connection with the Third Amended and Restated Credit Facility and its debt was extinguished. An extraordinary loss of $0.2 million, net of the associated income tax benefit of $0.1 million, was recorded in connection with this extinguishment for the year ended December 31, 2000. In accordance with EITF No. 98-14, for banks which continued in the syndication of banks in connection with the Third Amended and Restated Credit Facility that reduced their borrowing capacity, a charge to interest expense of $0.6 million was recorded to write off unamortized debt issuance costs.

     As of December 31, 2000, we had approximately $11.0 million available under our $40 million revolving credit facility with letters of credit issued totaling approximately $18.4 million outstanding. We pay a commitment fee of 3.625% per annum on the face amount of the letters of credit outstanding. We also pay a commitment fees of 1/2% per annum on the unused amount of the credit facilities.

     Under the terms of the Third Amended and Restated Credit Facility we are required to maintain certain financial ratios and other financial conditions. The agreements of the Third Amended and Restated Credit Facility and Senior Subordinated Notes also prohibit us from incurring certain additional indebtedness and limit certain investments, capital expenditures and cash dividends. At June 30, 2000, we were not in compliance with two financial covenants contained in the Third Amended and Restated Credit Facility;

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

(1) the interest coverage ratio and (2) minimum consolidated EBITDA, as defined in the Third Amended and Restated Credit Facility. The interest coverage ratio required a minimum ratio of 1.80 and our actual ratio was 1.73 at June 30, 2000. The minimum consolidated EBITDA covenant required a minimum of $56.0 million (which is a 12-month rolling computation) and our actual consolidated EBITDA was $55.3 million at June 30, 2000. The principal reason we did not meet these two covenants was an increase in the competitive environment. We have implemented various steps to reverse this trend. The failure to comply with these covenants constituted an event of default. On September 19, 2000, the lenders granted a waiver for the debt covenant violations and an amendment to the Third Amended and Restated Credit Facility (the "Waiver and First Amendment to the Third Amended and Restated Credit Facility" or the "Waiver and Amendment"). The Waiver and Amendment also modified various financial covenants going forward including the two identified above.

     The more restrictive financial covenants under the Third Amended and Restated Credit Facility include consolidated EBITDA, interest coverage ratio, leverage ratio and fixed charge coverage ratio. The most restrictive of which is consolidated EBITDA. At December 31, 2000, we were in compliance with all of our covenants. These covenants are required to be met at the end of each of our quarters and become increasingly more restrictive at the end of each quarter during 2001. A violation of any covenant constitutes an event of default under the Third Amended and Restated Credit Agreement. Our consolidated EBITDA for the two-month period ended February 2001 was below budget. Our current 2001 budget indicates that there is a possibility we may not meet certain covenants at the end of each of our quarters during 2001. However, we have undertaken certain new business relationships and introduced a new product line in early 2001, neither of which have been reflected in our 2001 budget, which we believe will result in our ability to meet our covenants. In the event these actions are unsuccessful we may be required to obtain waivers and possible amendments to the covenants. While we have obtained a waiver and amendment under our Third Amended and Restated Credit Facility in the past, there can be no assurances that future waivers or amendments will be granted or that such waivers or amendments, if granted, would be on terms satisfactory to us. If we are unable to obtain a waiver or an amendment on terms satisfactory to us, because of our existing collateral we believe we would be able to obtain replacement financing.

     In conjunction with the acquisition of the stock of Palm Beach we are obligated to the County of Palm Beach, Florida, pursuant to revenue bonds issued on behalf of Palm Beach. On April 1, 1996, the County of Palm Beach Florida issued Variable Rate Demand Industrial Development Revenue Bonds, Palm Beach Bedding Company Project, Series 1996 in the aggregate principal amount of $7.7 million to finance the construction of a 235,000 square foot manufacturing facility for Palm Beach. As of December 31, 2000, $5.9 million of the bonds were outstanding. The bonds mature in April 2016, and bear interest at a variable rate that was 4.55% at December 31, 2000.

     Additionally, in conjunction with the acquisition of substantially all the assets of Adam Wuest we are obligated to the County of Hamilton, Ohio, pursuant to economic revenue bonds issued on behalf of Adam Wuest. On February 1, 1994, the County of Hamilton, Ohio, issued Fixed Rate Economic Development Revenue Funding Bonds, Series 1994 in the aggregate principal amount of $3.0 million to refinance the purchase in 1990 of a 128,000 foot manufacturing facility for Adam Wuest. As of December 31, 2000, $1.9 million of the bonds were outstanding. The bonds mature in September 2010, and bear interest at fixed rates ranging from 4.8% to 5.6% at December 31, 2000, depending on the maturity date of the bond series.

     Also, in conjunction with the acquisition of the stock of Crescent we are obligated to the Iowa Finance Authority and the County of Guilford, North Carolina, pursuant to revenue bonds issued on behalf of Crescent. On March 15, 1995, the Iowa Finance Authority issued Tax-exempt Adjustable Mode Industrial Development Revenue Bonds, Dixie Bedding Company Project, Series 1996 in the aggregate principal amount of $3.0 million to finance the construction of a 113,500 square foot manufacturing facility for Crescent. As of

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

December 31, 2000, $3.0 million of the bonds were outstanding. The bonds mature in April 2015, and bear interest at a variable rate that was 5.25% at December 31, 2000.

     On September 15, 1999, the County of Guilford Industrial Facilities and Pollution Control Financing Authority issued Industrial Development Revenue Bonds, Crescent Sleep Products Company Project, Series 1999 in the aggregate principal amount of $5.9 million to finance the construction of a 131,000 square foot manufacturing facility for Crescent. As of December 31, 2000, $5.9 million of the bonds were outstanding. The bonds mature in September 2010, and bear interest at a variable rate that was 5.30% at December 31, 2000.

     Long term debt at December 31, 2000 is scheduled to mature as follows:

2001..............................................  $  9,893
2002..............................................    11,337
2003..............................................    12,785
2004..............................................    12,795
2005..............................................    34,260
Thereafter........................................   199,846
                                                    --------
                                                    $280,916
                                                    ========

     In connection with our Recapitalization on November 16, 1996, Holdings issued pay-in-kind notes to former members of Holdings including Retained Members in the initial aggregate principal amount of $7.0 million. The pay-in-kind notes bear interest at a fixed rate of 12% per annum, which interest shall accrete and will mature on November 14, 2007. Since the pay-in-kind notes will not be assumed by us, none of our assets or membership interests are pledged as collateral for the pay-in-kind notes. Additionally, we will not be required to, but may, utilize our cash flows to assist Holdings in meeting its debt service obligations under the pay-in-kind notes. Management does not believe there is or will be any impact on our results of operations, financial position or cash flows as a result of Holdings issuing the pay-in-kind notes.

     In connection with our purchase of substantially all of the assets of Star on May 18, 1999, Holdings issued a junior subordinated note to the seller in the initial aggregate principal amount of approximately $0.7 million, included in other liabilities at December 31, 2000 and 1999. The junior subordinated note bears interest at a fixed rate of 6.0% per annum, which interest shall be paid in kind, and will mature on the third anniversary of the closing of the purchase of Star. We have no obligations or commitments to Holdings for the junior subordinated note; however, the Third Amended and Restated Credit Facility will allow us to fund interest payments on the junior subordinated note. Distributions, dividends and loans from us to Holdings are restricted by the terms of the indenture governing the notes.

13. MEMBERS' EQUITY

     In accordance with the Amended Sleepmaster L.L.C. Agreement, our board of advisors may issue three classes of membership interests: Class A common interests, Class B common interests and preferred interests. Class A common interests entitle the holder to one vote per Class A common unit. The holders of Class B common interests and preferred interests have no voting or participating rights except in the case of mergers, consolidations, recapitalizations or reorganizations. At December 31, 2000 and 1999, we had 8,000 Class A common units outstanding. No Class B common units have been issued by us as of December 31, 2000 and 1999 (see Note 14 for further details of the preferred interests issued as of December 31, 2000).

     In connection with the purchase of Adam Wuest on November 5, 1999, as discussed in Note 3, we received $9.8 million in common interest contributions, net of issuance costs of $0.2 million, from Holdings

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

and approximately $0.8 million in common interest contributions from certain owners of Adam Wuest. Holdings financed its contribution by issuing a 14% subordinated note in an aggregate principal amount of $10.0 million, due June 30, 2007, ("Subordinated Note") to Citicorp Mezzanine Partners, L.P. ("CMP"). Since the Subordinated Note will not be assumed by us, none of our assets or membership interests are pledged as collateral for the Subordinated Note. Additionally, we are not required to, but may, utilize our cash flows to assist Holdings in meeting its debt service obligations under the Subordinated Note. Holdings' debt service requirements for the next five years are not significant to our results of operations, financial position or cash flows.

     In connection with the purchase of Crescent on June 30, 2000, we received $42.2 million in capital contributions from Holdings. Holdings financed its contribution by issuing common membership interests and redeemable cumulative preferred interests which accrue dividends at a compounded rate of 12% per annum. These preferred units are redeemable on November 14, 2009, together with the accrued and unpaid dividends unless the maturity date of the Senior Subordinated Notes is extended. If the maturity date of the Senior Subordinated Notes is extended the redemption date will be the earlier of (i) the twelve month anniversary of the extended maturity date of the Senior Subordinated Notes and (ii) November 14, 2011; provided further that the redemption date shall only be extended one time. Since the preferred units will not be assumed by us, none of our assets or membership interests are pledged as collateral for the preferred units. Additionally, we are not required to, but may, utilize our cash flows to assist Holdings in meeting its obligations under the redeemable cumulative preferred interests. Holdings' obligations under the redeemable cumulative preferred interests for the next five years are not significant to our results of operations, financial position or cash flows.

14. REDEEMABLE CUMULATIVE PREFERRED INTERESTS

     We had 9,999.96 units of cumulative redeemable preferred units outstanding at December 31, 2000 and 1999, respectively. The preferred units are not convertible into any other of our securities and the holders have no voting rights except in the case of mergers, consolidations, recapitalizations or reorganizations. The preferred units accrue dividends at a compounded rate of 12% per annum. The preferred units are redeemable on November 14, 2009, together with the accrued and unpaid dividends unless the maturity date of the Senior Subordinated Notes is extended. If the maturity date of the Senior Subordinated Notes is extended the redemption date will be the earlier of (i) the twelve month anniversary of the extended maturity date of the Senior Subordinated Notes and (ii) November 14, 2011; provided further that the redemption date shall only be extended one time.

15. WARRANTS

     In connection with the sale of our senior subordinated notes to PMI in 1996 and 1998, Holdings issued to PMI 2,000 warrants and 403 warrants, respectively, to purchase class A common interests of Holdings (the "Class A Warrants"), subject to certain conditions. The Class A Warrants are exercisable at any time until March 3, 2010 at an exercise price of $0.01 per unit, subject to adjustment, and represent 2,403 Class A common units of Holdings (approximately 15% of the total common interests).

     In connection with the issuance of the Subordinated Note, as discussed in
Note 13, Holdings issued to CMP 1,298.14 warrants to purchase Class B common interests of Holdings (the "Class B Warrants") at an exercise price of $0.01 per unit, subject to certain conditions. The Class B Warrants are exercisable at any time after June 30, 2007 and before June 30, 2009 and represent 1,298.14 Class B common units of Holdings (approximately 8% of the total common interests).

     Since both the Class A Warrants and Class B Warrants were issued by Holdings and their only operation is their investment in us, we would record an adjustment to reduce the carrying amount of debt issued, with an offsetting charge to accumulated deficit to the extent of the fair value of the warrants issued, if material. No

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

adjustments were recorded when the warrants were issued, since management considered the fair value of the warrants to be immaterial.

16. STOCK OPTIONS

     In 1998 and 1996, pursuant to the employment agreements of certain employees, Holdings issued options to purchase 100 shares and 530 shares, respectively, of Class A common units of Holdings at an exercise price of $100 (the "Options"). The Options vest 50% on December 31, 1999 and 50% on December 31, 2001 subject to our achievement of certain earnings targets. Any unexercised options terminate on the tenth anniversary of the date of grant or earlier, in connection with the termination of employment.

     Since this is a variable stock compensation plan of Holdings and the only operation of Holdings is its investment in us, we will record compensation expense based on the difference between the exercise price and the fair value of the Options at the balance sheet date, when we believe it probable that we will meet the earning targets. No compensation cost related to the Options has been recorded for the years ended December 31, 2000, 1999 or 1998 since, based on our current trend of earnings, management considers it unlikely that they will achieve the earnings targets set forth in the option agreements. At December 31, 2000, only 206 of these options remain outstanding.

     In November 2000, Holdings entered into new stock option agreements with certain key employees granting non-qualified stock options. These options entitle the key employees to purchase an aggregate amount of 318 units of Class A common interests of Holdings at an exercise price of $100 per unit. Options granted under these agreements vest and become exercisable ratably over a three-year period, commencing on January 1, 2002. The options expire six years after the grant. At December 31, 2000, there were 318 options outstanding with a weighted average exercise price of $100. These options have been recorded as non-compensatory under the criteria established in APB No. 25. Accordingly, no compensation expense related to this issuance has been recorded during the year ended December 31, 2000.

17. INCOME TAXES

     The provision for income taxes consists of the following:

                                                            2000      1999      1998
                                                           ------    ------    ------
CURRENT
  Federal................................................  $ (498)   $1,750    $  968
  State..................................................     479       886       276
  Foreign................................................     709       406        --
                                                           ------    ------    ------
     Total current.......................................     690     3,042     1,244
                                                           ------    ------    ------
  DEFERRED
  Federal................................................   2,154       616     1,401
  State..................................................    (225)     (610)      375
  Foreign................................................     211       200        --
                                                           ------    ------    ------
     Total deferred......................................   2,140       206     1,776
                                                           ------    ------    ------
       Provision for income taxes........................  $2,830    $3,248    $3,020
                                                           ======    ======    ======

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

     Our effective tax rate differs from the Federal statutory rate as indicated in the following reconciliation for the years ended December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
Income tax expense at Federal statutory rate................  34.0%   34.0%   34.0%
State income tax expense, net of Federal benefit............   3.5%    2.2%    6.9%
Non-deductible goodwill.....................................   7.5%    1.9%     --
Foreign rate differential...................................   2.6%     --      --
U.S. tax on foreign income..................................  10.7%     --      --
Other, net..................................................   1.4%    1.3%    1.2%
                                                              ----    ----    ----
                                                              59.7%   39.4%   42.1%
                                                              ====    ====    ====

     Deferred income taxes reflect the net tax differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of our net deferred taxes include deferred tax liabilities relating to the tax effect of the intangible licenses and deferred tax assets relating to the tax effect of goodwill attributable to the step-up in the tax bases of our assets and liabilities as a result of the leveraged recapitalization on November 14, 1996 (see Note 4). At December 31, 2000, we had a Federal net operating loss carryforward of approximately $12.1 million, which expires in 2020, and state net operating loss carryforwards of approximately $32.7 million, which expire between 2006 and 2020. These net operating loss carryforwards represent a deferred tax benefit of approximately $6.0 million.

     The components of net deferred tax (liabilities) assets as of December 31, are as follows:

                                                            2000       1999
                                                          --------    -------
Goodwill................................................  $ 10,289    $10,957
Net operating loss carryforward.........................     6,023      1,305
Sales allowance reserves................................     1,284        467
Bad debt reserves.......................................       455        138
Other...................................................     1,324        145
Intangible licenses.....................................   (53,301)        --
                                                          --------    -------
  Net deferred tax (liabilities) assets.................  $(33,926)   $13,012
                                                          ========    =======

18. COMMITMENTS AND CONTINGENCIES

  Leases

     We and our subsidiaries lease certain manufacturing, warehousing and other facilities and equipment under various non-cancelable capital and operating lease agreements which expire through December 2020. Rent expense under operating leases was approximately $3.1 million, $1.7 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

     Future minimum lease payments under non-cancelable leases as of December 31, 2000 are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
2001........................................................   $222       $ 3,777
2002........................................................    194         3,995
2003........................................................    141         3,905
2004........................................................    117         2,855
2005........................................................     80         2,246
Thereafter..................................................     45         8,771
                                                               ----       -------
Total minimum lease payments................................    799       $25,549
                                                                          =======
Less: amount representing maintenance included in total
  minimum lease payments....................................    257
                                                               ----
Net minimum lease payments..................................    542
Less: amount representing interest..........................     87
                                                               ----
Present value of net minimum lease payments.................    455
Less: current maturities of capital lease obligations.......    119
                                                               ----
Capital lease obligations, less current portion.............   $336
                                                               ====

  Litigation

     We and our subsidiaries are, from time to time, parties to litigation arising in the normal course of business, most of which involves claims for personal injury and property damage incurred in connection with our operations. Management believes that none of these actions will have a material adverse effect on our financial position, results of operations or cash flows or those of our subsidiaries.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Due to the short maturities of cash equivalents, accounts receivable, accounts payable, the carrying value of these financial instruments approximates fair value. The carrying amount of borrowings under the Revolving Credit Facility, the Tranche A and Tranche B Term Loan Facilities and our various borrowings under Industrial Development Revenue bonds approximate fair value because the interest rates adjust to market interest rates.

     The carrying amounts and approximate fair values, based on quoted market rates, of our Senior Subordinated Notes as of December 31, were as follows:

                                          2000                    1999
                                   -------------------    --------------------
                                   CARRYING     FAIR      CARRYING      FAIR
                                    AMOUNT      VALUE      AMOUNT      VALUE
                                   --------    -------    --------    --------
11% Notes........................  $115,000    $89,700    $115,000    $115,000
13.4% Notes......................  $ 25,000    $25,000    $     --    $     --

20. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the years ended December 31, were as follows:

                                                  2000       1999       1998
                                                 -------    -------    ------
Interest.......................................  $25,106    $10,042    $7,125
Income taxes...................................    1,264        578       562

                               SLEEPMASTER L.L.C.

               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

     In connection with the issuance of redeemable cumulative preferred interests upon our leveraged recapitalization in 1996 (see Note 4), we recorded a charge to retained earnings (deficit) of approximately $2.4 million, $2.2 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing the accretion of redeemable cumulative preferred interests at a compounded annual rate of 12.0%.

     Information regarding the liabilities assumed as part of our various acquisitions were as follows:

                                                                YEAR 2000
                                                               ACQUISITIONS
                                                            ------------------
                                                            SIMON     CRESCENT
                                                            ------    --------
Liabilities...............................................  $6,471     $6,770
Debt......................................................  $   --     $8,900

                                                    YEAR 1999 ACQUISITIONS
                                                 ----------------------------
                                                 HERR     STAR     ADAM WUEST
                                                 ----    ------    ----------
Liabilities....................................  $847    $1,456      $2,465
Debt...........................................  $ --    $   --      $2,017

21. LEGAL SETTLEMENT

     In December 2000, we were a party to the settlement of a claim filed by Serta and its licensees against the Simmons Company alleging patent and trademark infringement. The claim was settled in favor of Serta and its licensees and our portion of the total settlement was approximately $1.6 million.

22. GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

     We and each of our domestic wholly owned subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 11% and 13.4% notes. We generate funds necessary to satisfy our debt service obligations from either our own operations or by distributions or advances from our subsidiaries. There are no contractual or legal restrictions that could limit our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 11% and 13.4% notes. Although holders of the 11% and 13.4% notes will be direct creditors of our principal direct subsidiaries by virtue of the guarantees, we have a foreign subsidiary ("Non-Guarantor Subsidiary") that is not included among the Guarantor Subsidiaries and such subsidiary will not be obligated with respect to the 11% and 13.4% notes. As a consequence, the claims of creditors of the Non-Guarantor Subsidiary will effectively have priority with respect to the assets and earnings of the Non-Guarantor Subsidiary over the claims of our creditors, including the holders of the 11% and 13.4% notes.

     The following supplemental consolidating condensed financial statements present:

          1. Consolidating condensed balance sheets as of December 31, 2000 and 1999; and consolidating condensed statements of income and cash flows for each of the three years in the period ended December 31, 2000, 1999 and 1998.

          2. Our combined Guarantor Subsidiaries and Non-Guarantor Subsidiary with their investments in subsidiaries accounted for using the equity method.

          3. Elimination entries necessary to consolidate us and all of our subsidiaries.

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 2000

                                                             COMBINED        NON-
                                                            GUARANTOR     GUARANTOR
                                             SLEEPMASTER   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS    TOTAL
                                             -----------   ------------   ----------   ------------   --------
                                                                      (IN THOUSANDS)
ASSETS
  Current assets:
  Cash and cash equivalents................   $    311       $    765      $   928      $      --     $  2,004
  Accounts receivable......................      9,670         21,560        3,357             --       34,587
  Accounts receivable -- other.............      1,946          1,224           27             --        3,197
  Intercompany receivable (payable)........         --         44,831        2,675        (47,506)          --
  Inventories..............................      2,428         11,000          436             --       13,864
  Assets held for sale.....................         --          6,301           --             --        6,301
  Other current assets.....................      1,270          1,041          263             --        2,574
  Deferred income taxes....................      1,104          2,730           --           (410)       3,424
                                              --------       --------      -------      ---------     --------
     Total current assets..................     16,729         89,452        7,686        (47,916)      65,951
Property, plant and equipment, net.........      5,688         46,688        1,017             --       53,393
Intangible assets, net.....................     16,630        269,982       15,605             --      302,217
Intercompany receivable (payable)..........     74,529             --           --        (74,529)          --
Investment in subsidiaries.................    238,449             --           --       (238,449)          --
Deferred financing and bond issuance
  costs....................................     10,679            374           --             --       11,053
Other assets...............................          5            450           30             --          485
Deferred income taxes......................     11,884             --           --        (11,884)          --
                                              --------       --------      -------      ---------     --------
     Total assets..........................   $374,593       $406,946      $24,338      $(372,778)    $433,099
                                              ========       ========      =======      =========     ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................   $  9,220       $ 26,130      $ 1,064      $     (46)    $ 36,368
  Accrued sales allowances and advertising
     expenses..............................      3,285          3,713          600             --        7,598
  Other current liabilities................      4,018          6,593        1,685             --       12,296
  Intercompany payable (receivable)........     47,460             --           --        (47,460)          --
  Deferred income taxes....................         --             --          410           (410)          --
  Current portion of long-term debt........      9,375            518           --             --        9,893
                                              --------       --------      -------      ---------     --------
     Total current liabilities.............     73,358         36,954        3,759        (47,916)      66,155
                                              --------       --------      -------      ---------     --------
Long-term debt.............................    254,838         16,185           --             --      271,023
Deferred income taxes......................         --         49,234           --        (11,884)      37,350
Loans from parent..........................         --         74,529           --        (74,529)          --
Other liabilities..........................      1,567            748          676             --        2,991
                                              --------       --------      -------      ---------     --------
     Total long-term liabilities...........    256,405        140,696          676        (86,413)     311,364
                                              --------       --------      -------      ---------     --------
Redeemable cumulative preferred
  interests................................     22,867             --           --             --       22,867
Members' equity (deficit)..................     21,963        229,296       19,903       (238,449)      32,713
                                              --------       --------      -------      ---------     --------
     Total liabilities and members' equity
       (deficit)...........................   $374,593       $406,946      $24,338      $(372,778)    $433,099
                                              ========       ========      =======      =========     ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1999

                                                            COMBINED        NON-
                                                           GUARANTOR     GUARANTOR
                                            SLEEPMASTER   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS    TOTAL
                                            -----------   ------------   ----------   ------------   --------
                                                                     (IN THOUSANDS)
ASSETS
  Current assets:
  Cash and cash equivalents...............   $  1,294       $    934      $   612      $       2     $  2,842
  Accounts receivable.....................     10,282         11,800        2,310           (175)      24,217
  Accounts receivable -- other............      1,061            630           --             --        1,691
  Intercompany receivable (payable).......        (17)        18,144        1,503        (19,630)          --
  Inventories.............................      2,378          4,637          516             --        7,531
  Other current assets....................        341            248           24             --          613
  Deferred income taxes...................        735            378           --           (393)         720
                                             --------       --------      -------      ---------     --------
     Total current assets.................     16,074         36,771        4,965        (20,196)      37,614
Property, plant and equipment, net........      4,477         15,773          717             --       20,967
Intangible assets, net....................     17,119         97,707       15,998             --      130,824
Intercompany receivable (payable).........     67,378             --           --        (67,378)          --
Investment in subsidiaries................     67,628             --           --        (67,628)          --
Other assets..............................      6,878            409            3             --        7,290
Deferred income taxes.....................     12,254            160           --           (122)      12,292
                                             --------       --------      -------      ---------     --------
     Total assets.........................   $191,808       $150,820      $21,683      $(155,324)    $208,987
                                             ========       ========      =======      =========     ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable........................   $  4,984       $  8,808      $   645      $    (173)    $ 14,264
  Accrued sales allowances and advertising
     expenses.............................      3,541          1,758          456             --        5,755
  Other current liabilities...............      4,208          3,180        1,161             --        8,549
  Intercompany payable (receivable).......     19,599             --           --        (19,599)          --
  Deferred income taxes...................         43            147          203           (393)          --
  Current portion of long-term debt.......      4,500            510           --             --        5,010
                                             --------       --------      -------      ---------     --------
     Total current liabilities............     36,875         14,403        2,465        (20,165)      33,578
                                             --------       --------      -------      ---------     --------
Intercompany payable (receivable).........         --         67,378           --        (67,378)          --
Long-term debt............................    153,800          7,803           --             --      161,603
Deferred income taxes.....................       (896)         1,018           --           (122)          --
Other liabilities.........................        459            319          685             --        1,463
                                             --------       --------      -------      ---------     --------
     Total long-term liabilities..........    153,363         76,518          685        (67,500)     163,066
                                             --------       --------      -------      ---------     --------
Redeemable cumulative preferred
  interests...............................     20,423             --           --             --       20,423
Members' equity (deficit).................    (18,853)        59,899       18,533        (67,659)      (8,080)
                                             --------       --------      -------      ---------     --------
     Total liabilities and members' equity
       (deficit)..........................   $191,808       $150,820      $21,683      $(155,324)    $208,987
                                             ========       ========      =======      =========     ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000

                                                              COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                              SLEEPMASTER   SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    TOTAL
                                              -----------   ------------   -------------   ------------   --------
                                                                         (IN THOUSANDS)
Net sales...................................    $76,212       $212,106        $18,022        $(2,043)     $304,297
Cost of sales...............................     50,817        126,908         11,415         (2,043)      187,097
                                                -------       --------        -------        -------      --------
Gross profit................................     25,395         85,198          6,607             --       117,200
                                                -------       --------        -------        -------      --------
Operating expenses
Selling, general and administrative
  expenses..................................     17,812         57,834          3,927             --        79,573
Amortization of intangibles.................        488          4,985            380             --         5,853
                                                -------       --------        -------        -------      --------
Total operating expenses....................     18,300         62,819          4,307             --        85,426
                                                -------       --------        -------        -------      --------
Operating income............................      7,095         22,379          2,300             --        31,774
Interest expense, net.......................     19,057          7,808            (13)            --        26,852
Other expense (income), net.................        207             10            (36)            --           181
                                                -------       --------        -------        -------      --------
(Loss) income before income taxes and
  extraordinary items.......................    (12,169)        14,561          2,349             --         4,741
(Benefit) provision for income taxes........     (4,232)         6,142            920             --         2,830
(Income) loss from equity investees, net of
  tax.......................................     (9,848)            --             --          9,848            --
                                                -------       --------        -------        -------      --------
Income (loss) before extraordinary items....      1,911          8,419          1,429         (9,848)        1,911
Extraordinary items, net of income taxes....        208             --             --             --           208
                                                -------       --------        -------        -------      --------
Net income (loss)...........................    $ 1,703       $  8,419        $ 1,429        $(9,848)     $  1,703
                                                =======       ========        =======        =======      ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999

                                                              COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                              SLEEPMASTER   SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    TOTAL
                                              -----------   ------------   -------------   ------------   --------
                                                                         (IN THOUSANDS)
Net sales...................................    $76,186       $84,470         $11,604        $  (941)     $171,319
Cost of sales...............................     49,741        48,929           7,195           (941)      104,924
                                                -------       -------         -------        -------      --------
Gross profit................................     26,445        35,541           4,409             --        66,395
                                                -------       -------         -------        -------      --------
Operating expenses
Selling, general and administrative
  expenses..................................     18,485        22,170           2,667             --        43,322
Amortization of intangibles.................        644         1,324             248             --         2,216
                                                -------       -------         -------        -------      --------
Total operating expenses....................     19,129        23,494           2,915             --        45,538
                                                -------       -------         -------        -------      --------
Operating income............................      7,316        12,047           1,494             --        20,857
Interest expense, net.......................      9,888         2,657              (9)            --        12,536
Other expense (income), net.................         69            30             (16)            --            83
                                                -------       -------         -------        -------      --------
(Loss) income before income taxes and
  extraordinary items.......................     (2,641)        9,360           1,519             --         8,238
(Benefit) provision for income taxes........     (1,143)        3,786             605             --         3,248
(Income) loss from equity investees, net of
  tax.......................................     (6,488)           --              --          6,488            --
                                                -------       -------         -------        -------      --------
Income (loss) before extraordinary items....      4,990         5,574             914         (6,488)        4,990
Extraordinary items, net of income taxes....      3,167            --              --             --         3,167
                                                -------       -------         -------        -------      --------
Net income (loss)...........................    $ 1,823       $ 5,574         $   914        $(6,488)     $  1,823
                                                =======       =======         =======        =======      ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1998

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
                                                 =======        =======         =======       ========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                              COMBINED
                                                             GUARANTOR      NON-GUARANTOR
                                             SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS      TOTAL
                                             -----------    ------------    -------------    ------------    ---------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................   $   1,703       $  8,419           1,429         $(9,848)      $   1,703
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization..........       1,227          7,630             572              --           9,429
    Amortization of deferred financing and
      bond issuance costs..................       1,893             16                                           1,909
    Provision for doubtful accounts........         409            200               6              --             615
    Extraordinary items....................         208             --              --              --             208
    Accrued interest (earned) incurred on
      loans to subsidiaries................      (7,150)         7,150              --              --              --
    Deferred income taxes..................         854            790             206              --           1,850
    Other non-cash charges.................          --             --             (79)             --             (79)
    Changes in operating assets and
      liabilities, net of acquisition:
      Accounts receivable..................         204          1,387          (1,053)             --             538
      Accounts receivable -- other.........        (886)          (272)            (26)             --          (1,184)
      Inventories..........................         (50)            38              80              --              68
      Other current assets.................        (822)         2,498            (238)             --           1,438
      Other assets.........................          --            124             (27)             --              97
      Accounts payable related to capital
        expenditures.......................          --          1,751              --              --           1,751
      Accounts payable.....................       4,236         10,609             420              --          15,265
      Intercompany payable (receivable)....      27,875        (26,718)         (1,157)             --              --
      Accrued liabilities..................        (447)          (669)            667              --            (449)
      Other liabilities....................       1,108         (1,087)             (9)             --              12
                                              ---------       --------         -------         -------       ---------
    Net cash provided by operating
      activities...........................      30,362         11,866             791          (9,848)         33,171
                                              ---------       --------         -------         -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.....................      (1,950)       (11,491)           (473)             --         (13,914)
  Acquisitions, net of cash acquired.......    (161,010)            --              --              --        (161,010)
  Net activity in investment in
    subsidiaries...........................      (9,810)           (38)             --           9,848              --
                                              ---------       --------         -------         -------       ---------
    Net cash used in investing
      activities...........................    (172,770)       (11,529)           (473)          9,848        (174,924)
                                              ---------       --------         -------         -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior
    subordinated notes.....................      25,000             --              --              --          25,000
  Proceeds from long-term debt.............     167,500             --              --              --         167,500
  Payments on long-term debt...............     (90,888)          (510)             --              --         (91,398)
  Borrowings under revolving line of
    credit.................................      49,361             --              --              --          49,361
  Payments on revolving line of credit.....     (45,061)            --              --              --         (45,061)
  Loan origination fees/bond issuance
    costs..................................      (6,045)            --              --              --          (6,045)
  Distributions............................        (665)            --              --              --            (665)
  Capital contributions....................      42,223             --              --              --          42,223
                                              ---------       --------         -------         -------       ---------
    Net cash provided by (used in)
      financing activities.................     141,425           (510)             --              --         140,915
                                              ---------       --------         -------         -------       ---------
Net change in cash and cash equivalents....        (983)          (173)            318              --            (838)
Cash and cash equivalents at beginning of
  year.....................................       1,294            938             610              --           2,842
                                              ---------       --------         -------         -------       ---------
Cash and cash equivalents at end of year...   $     311       $    765         $   928         $    --       $   2,004
                                              =========       ========         =======         =======       =========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                              COMBINED
                                                             GUARANTOR      NON-GUARANTOR
                                             SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS      TOTAL
                                             -----------    ------------    -------------    ------------    ---------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................   $   1,823       $  5,574             914         $(6,488)      $   1,823
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization..........       1,374          2,025             356              --           3,755
    Provision for doubtful accounts........          72            348              20                             440
    Accrued interest (earned) incurred on
      loans to subsidiaries................      (2,378)         2,378
    Loss on sale of equipment..............          --              5              --              --               5
    Extraordinary Items....................       3,167             --                                           3,167
    Deferred income taxes..................       1,455            630              --              --           2,085
    Other non-cash charges.................         646              6              --              --             652
    Changes in operating assets and
      liabilities, net of acquisition:
      Accounts receivable..................      (2,154)        (2,282)           (359)             --          (4,795)
      Accounts receivable -- other.........        (324)          (168)             --              --            (492)
      Inventories..........................         130            (21)            (38)             --              71
      Other current assets.................        (113)           119              22              --              28
      Other assets.........................          --             32              --              --              32
      Accounts payable related to capital
        expenditures.......................          --             --              --              --              --
      Accounts payable.....................      (1,280)         3,733             (99)             --           2,354
      Intercompany payable (receivable)....      14,319        (12,879)         (1,476)             36              --
      Accrued liabilities..................       1,341          1,717           1,282              --           4,340
      Other liabilities....................         113            279              --              --             392
                                              ---------       --------         -------         -------       ---------
    Net cash provided by operating
      activities...........................      18,191          1,496             622          (6,452)         13,857
                                              ---------       --------         -------         -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.....................      (3,160)          (993)            (12)             --          (4,165)
  Acquisitions, net of cash acquired.......     (99,818)            --              --             690         (99,128)
  Net activity in investment in
    subsidiaries...........................      (6,488)            --              --           6,488              --
                                              ---------       --------         -------         -------       ---------
    Net cash used in investing
      activities...........................    (109,466)          (993)            (12)          7,178        (103,293)
                                              ---------       --------         -------         -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior
    subordinated notes.....................     115,000             --              --              --         115,000
  Proceeds from long-term debt.............      46,830             --              --              --          46,830
  Payments on long-term debt...............     (73,826)           (32)             --              --         (73,858)
  Borrowings under revolving line of
    credit.................................      11,300             --              --              --          11,300
  Payments on revolving line of credit.....      (5,000)          (380)             --              --          (5,380)
  Loan origination fees/bond issuance
    costs..................................      (7,739)            --              --              --          (7,739)
  Penalties on early extinguishment of
    debt...................................      (3,644)            --              --              --          (3,644)
  Distributions............................        (982)            --              --              --            (982)
  Capital contributions....................      10,589             --              --              --          10,589
                                              ---------       --------         -------         -------       ---------
    Net cash provided by (used in)
      financing activities.................      92,528           (412)             --              --          92,116
                                              ---------       --------         -------         -------       ---------
Net change in cash and cash equivalents....       1,253             91             610             726           2,680
Cash and cash equivalents at beginning of
  year.....................................          41            847              --            (726)            162
                                              ---------       --------         -------         -------       ---------
Cash and cash equivalents at end of year...   $   1,294       $    938         $   610         $    --       $   2,842
                                              =========       ========         =======         =======       =========

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                                       COMBINED
                                                                      GUARANTOR
                                                      SLEEPMASTER    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                      -----------    ------------    ------------    --------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................   $  4,148         $4,106         $(4,106)      $  4,148
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization...................      1,214            875              --          2,089
    Provision for doubtful accounts.................        287             --              --            287
    Loss on sale of equipment.......................          9             --              --              9
    Deferred income taxes...........................      1,776             --              --          1,776
    Other non-cash charges..........................        313              7              --            320
    Changes in operating assets and liabilities, net
      of acquisitions:
      Accounts receivable...........................     (1,129)        (1,282)             --         (2,411)
      Accounts receivable -- other..................         69           (277)             --           (208)
      Inventories...................................        171            (58)             --            113
      Other current assets..........................       (142)           (54)             --           (196)
      Other assets..................................        (49)            52             (44)           (41)
      Accounts payable related to capital
         expenditures...............................         --             --              --             --
      Accounts payable..............................        992          1,842              --          2,834
      Accrued liabilities...........................       (488)           502              --             14
      Intercompany payable (receivable).............      5,296         (5,264)            (32)            --
      Other liabilities.............................         96             44              --            140
                                                       --------         ------         -------       --------
    Net cash provided by operating activities.......     12,563            493          (4,182)         8,874
                                                       --------         ------         -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..............................     (1,028)           (67)             --         (1,095)
  Acquisitions, net of cash acquired................    (32,806)            --              50        (32,756)
  Net activity in investment in subsidiaries........     (4,106)            --           4,106             --
                                                       --------         ------         -------       --------
  Net cash used in investing activities.............    (37,940)           (67)          4,156        (33,851)
                                                       --------         ------         -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt......................     48,308             --              --         48,308
  Payments on long-term debt........................    (23,414)          (285)             --        (23,699)
  Borrowings under revolving line of credit.........      7,396             --              --          7,396
  Payments on revolving line of credit..............     (7,397)            --              --         (7,397)
  Loan origination fees.............................       (827)            --              --           (827)
  Distributions.....................................       (234)            --              --           (234)
  Capital contribution..............................        994              6              --          1,000
                                                       --------         ------         -------       --------
    Net cash provided by (used in) financing
      activities....................................     24,826           (279)             --         24,547
                                                       --------         ------         -------       --------
Net change in cash and cash equivalents.............       (551)           147             (26)          (430)
Cash and cash equivalents at beginning of year......        592              6              (6)           592
                                                       --------         ------         -------       --------
Cash and cash equivalents at end of year............   $     41         $  153         $   (32)      $    162
                                                       ========         ======         =======       ========

                                  EXHIBIT 12.1

                               SLEEPMASTER L.L.C.

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1996      1997      1998       1999       2000
                                             ------    ------    -------    -------    -------
Earnings
  Income before income taxes...............  $4,697    $4,770    $ 7,168    $ 8,238    $ 4,741
  Add. Fixed charges.......................   2,865     4,923      7,503     13,089     27,892
                                             ------    ------    -------    -------    -------
  TOTAL EARNINGS...........................  $7,562    $9,693    $14,671    $21,327    $32,633
                                             ------    ------    -------    -------    -------
Fixed Charges:
Interest, net (includes amortization of
  deferred debt issuance costs)............  $2,578    $4,663    $ 7,096    $12,536    $26,852
Interest income............................      27        --         --         --         --
Estimated interest portion of rent
  expense..................................     260       260        407        553      1,040
                                             ------    ------    -------    -------    -------
TOTAL FIXED CHARGES........................  $2,865    $4,923    $ 7,503    $13,089    $27,892
                                             ======    ======    =======    =======    =======
Ratio of Earnings to Fixed Charges.........   2.64x     1.97x      1.96x      1.63x      1.17x
                                             ======    ======    =======    =======    =======

                                SLEEPMASTER LLC

                       VALUATION AND QUALIFYING ACCOUNTS
               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

                                       BALANCE AT                                               BALANCE AT
                                       BEGINNING                                                  END OF
                                       OF PERIOD     ACQUISITIONS    ADDITIONS    WRITE-OFFS      PERIOD
                                       ----------    ------------    ---------    ----------    ----------
For the year ended December 31, 2000:
  Allowance for doubtful accounts....    $1,209         $  677        $  615       $  (998)       $1,503
                                         ======         ======        ======       =======        ======
For the year ended December 31, 1999:
  Allowance for doubtful accounts....    $  727         $  399        $  428       $  (345)       $1,209
                                         ======         ======        ======       =======        ======
For the year ended December 31, 1998:
  Allowance for doubtful accounts....    $  420         $   40        $  298       $   (31)       $  727
                                         ======         ======        ======       =======        ======