Form 10-Q
period 2001-03-31
SLEEPMASTER LLC
filed 2001-05-21
CIK 1088914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended March 31, 2001.

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

                                 (908) 986-5000
              (Registrant's telephone number, including area code)

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

Class A common units, no par value - 8,000 units as of May 21, 2001 Class B common units, no par value - 0 units as of May 21, 2001

                               SLEEPMASTER L.L.C.

                 FORM 10-Q FOR THE QUARTER ENDED March 31, 2001

                                      INDEX


                                                                                      Page
    PART I - Financial Information (unaudited)

             Item 1 - Financial Statements

                  Condensed Consolidated Statements of Income for the
                    Three Months Ended March 31, 2001 and 2000 .......                    3

                  Condensed Consolidated Balance Sheets as of
                    March 31, 2001 and December 31, 2000 .............                    4

                  Condensed Consolidated Statements of Cash Flows for
                    the Three Months Ended March 31, 2001 and 2000 ...                    5

                  Notes to Condensed Consolidated Financial Statements                 6-13

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............                14-17

         Item 3 - Quantitative and Qualitative Disclosures about
                    Market Risk ......................................                   17

                  Forward Looking Statements and Risk Factors ........                   17

PART II - Other Information

         Item 1 - Legal Proceedings ..................................                   17

         Item 6 - Exhibits and Reports on Form 8-K ...................                   17

         Signatures ..................................................                   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SLEEPMASTER L.L.C.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         For the Three Months
                                                            Ended March 31,
                                                            ---------------
                                                       2001                 2000
                                                     --------            ---------
Net sales                                            $ 87,297             $ 56,101

Costs and expenses:
     Cost of sales                                     55,014               34,839
     Selling, general and administrative               23,977               14,255
     Amortization of intangibles                        1,946                  842
     Interest expense, net                              7,952                4,537
     Other (income) expense, net                           43                   32
                                                     --------             --------

        (Loss) income before income taxes              (1,635)               1,596

(Benefit) provision for income taxes                   (1,798)                 624
                                                     --------             --------
         Net income                                  $    163             $    972
                                                     ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     March 31, 2001       December 31, 2000
                                                                     --------------       -----------------
                                                                       (Unaudited)
                                                                       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                            $   1,018             $   2,004
   Accounts receivable, less allowance for doubtful accounts
     of $1,540 and $1,503                                                  39,148                34,587
   Accounts receivable--other                                               2,625                 3,197
   Inventories                                                             14,750                13,864
   Assets held for sale                                                     3,492                 6,301
   Other current assets                                                     3,797                 2,574
   Deferred income taxes                                                    3,424                 3,424
                                                                        ---------             ---------
     Total current assets                                                  68,254                65,951
                                                                        ---------             ---------
Property, plant and equipment, net                                         54,075                53,393
Intangible assets, net                                                    300,267               302,217
Bond and loan issuance costs, net                                          10,683                11,053
Other assets                                                                6,196                   485
                                                                        ---------             ---------
     Total assets                                                       $ 439,475             $ 433,099
                                                                        =========             =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  40,048             $  36,368
   Accrued advertising                                                      4,136                 3,950
   Accrued sales allowances                                                 1,650                 3,648
   Accrued interest                                                         6,670                 2,472
   Other current liabilities                                                5,316                 9,824
   Current portion of long-term debt                                        8,689                 9,893
                                                                        ---------             ---------
     Total current liabilities                                             66,509                66,155
                                                                        ---------             ---------
Long-term debt                                                            275,746               271,023
Deferred Income Taxes                                                      37,781                37,350
Other liabilities                                                           3,658                 2,991
                                                                        ---------             ---------
     Total long-term liabilities                                          317,185               311,364
                                                                        ---------             ---------
Commitments and contingencies
Redeemable cumulative preferred interests                                  23,405                22,867
Members' Equity:
   Class A common interests                                                54,452                54,452
   Class B common interests                                                    --                    --
   Accumulated deficit                                                    (22,114)              (21,878)
   Foreign currency translation adjustment                                     38                   139
                                                                        ---------             ---------
     Total members' equity                                                 32,376                32,713
                                                                        ---------             ---------
     Total liabilities and members' equity                              $ 439,475             $ 433,099
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

                               SLEEPMASTER L.L.C.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
                                                                          2001                 2000
                                                                          ----                 ----
Net cash (used in) provided by operating activities (1)                $ (3,298)            $  3,769

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                       (2,018)                (512)
   Proceeds from disposal of property, plant and equipment                  809                   --
                                                                       --------             --------

     Net cash used in investing activities                               (1,209)                (512)


Cash flows from financing activities:
   Payments on long-term debt                                            (2,979)              (1,253)
   Borrowings under revolving line of credit                             11,200                3,200
   Payments on revolving line of credit                                  (4,700)              (6,300)
                                                                       --------             --------
     Net cash provided by (used in) financing activities                  3,521               (4,353)

Net decrease in cash and cash equivalents                                  (986)              (1,096)
Cash and cash equivalents, beginning of period                            2,004                2,842
                                                                       --------             --------
Cash and cash equivalents, end of period                               $  1,018             $  1,746
                                                                       ========             ========

Supplemental schedule of non-cash activity:

Note received in exchange for property, plant and equipment            $  2,000             $      0
                                                                       ========             ========


(1) Depreciation and amortization totaled $3,230 and $1,417 for the three months ended March 31, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Sleepmaster L.L.C. ("we," "us" or "our") and all of our domestic and foreign subsidiaries. All material intercompany transactions and balances have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of March 31, 2001 and the results of our operations and cash flows for the interim periods presented. Our condensed consolidated balance sheet data at December 31, 2000 is derived from the audited financial statements which are included in our Form 10-K for the year ended December 31, 2000 and which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

         Certain reclassifications were made to previously reported financial information to conform to the current year presentation.

2. ACQUISITIONS

         On April 28, 2000, we acquired all of the capital stock of Simon Mattress Manufacturing Co. ("Simon ") for approximately $42.6 million in cash. We financed the acquisition using proceeds from our second amended and restated credit facility.

         On June 30, 2000, we acquired all the capital stock of Crescent Sleep Products Company ("Crescent") for approximately $118.4 million in cash. We financed the acquisition using proceeds from our third amended and restated credit facility, the issuance of an additional $25.0 million of senior subordinated notes, and $41.5 million of equity from a group of investors and certain members of Crescent's and our management.

         These acquisitions were accounted for under the purchase method and, accordingly, Simon's and Crescent's results are included in the consolidated financial statements since their respective dates of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill on the books and records of Simon and Crescent and is being amortized over 40 years.

         A summary of the purchase price allocations is as follows:

                                                 SIMON               CRESCENT
                                                 -----               --------
Current assets ...................            $  10,645             $  11,768
Property, plant and equipment, net               11,324                15,996
Other assets .....................                  312                   241
Deferred tax liabilities .........               (7,036)              (31,828)
Goodwill .........................               13,635                43,060
Licenses .........................               20,210                94,824
Current liabilities ..............               (5,280)               (6,496)
Long-term debt ...................                   --                (8,900)
Other liabilities ................               (1,191)                 (274)
                                              ---------             ---------
         Total ...................            $  42,619             $ 118,391
                                              =========             =========

                               SLEEPMASTER L.L.C.

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

         The following summarized unaudited pro forma financial information for the three month period ended March 31, 2000 assumes that the acquisitions of Simon and Crescent were consummated on January 1, 2000. This information is not necessarily indicative of the results that we would have achieved had these events actually occurred on such dates or of our actual or future results.


                             MARCH 31, 2000
                             --------------
         Net sales ......       $90,028
         Net income ....        $   535

3.  INVENTORIES

         Inventories consist of the following:

                                           MARCH 31, 2001    DECEMBER 31, 2000
                                           --------------    -----------------
         Raw materials ............            $10,813            $10,546
         Work-in-process ..........              1,037                916
         Finished goods ...........              2,900              2,402
                                               -------            -------
                  Total inventories            $14,750            $13,864
                                               =======            =======

4. ASSETS HELD FOR SALE

         On February 9, 2001, we sold a building in Vacaville, California belonging to Simon. The building was sold for $0.8 million in cash and a $2.0 million interest only note receivable, which carries an interest rate of 11%, and with principal due in 2003. No gain or loss was recorded on the sale of the Vacaville facility.

5. DEBT

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

         We used all the proceeds of the senior subordinated notes and the equity investment and a portion of the proceeds of the Third Amended and Restated Credit Facility to acquire all of the capital stock of Crescent.

                               SLEEPMASTER L.L.C.

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

         In connection with the Third Amended and Restated Credit Facility, we wrote-off unamortized debt issuance costs. One bank included in the syndication of banks which was part of the Second Amended and Restated Credit Facility did not continue in the syndication of banks in connection with the Third Amended and Restated Credit Facility and its debt was extinguished. An extraordinary loss of $0.2 million, net of the associated income tax benefit of $0.1 million, was recorded in connection with this extinguishment for the year ended December 31, 2000. In accordance with the Emerging Issues Task Force Bulletin No. 98-14, for banks which continued in the syndication of banks in connection with the Third Amended and Restated Credit Facility that reduced their borrowing capacity, a charge to interest expense of $0.6 million was recorded to write off unamortized debt issuance costs.

         At March 31, 2001, we were not in compliance with five financial covenants contained in the Waiver and First Amendment to the Third Amended and Restated Credit Facility (1) the Leverage Ratio (2) the Senior Leverage Ratio
(3) the Fixed Charge Coverage Ratio (4) the Interest Coverage Ratio and (5) the Minimum Consolidated EBITDA requirement. The failure to comply with these covenants constituted an event of default. On May 15, 2001 the lenders granted a waiver for the debt covenant violations as of March 31, 2001 and entered into a second amendment to the Third Amended and Restated Credit Facility (the "Waiver and Second Amendment to the Third Amended and Restated Credit Facility" or the "Waiver and Second Amendment"). Additionally, the Waiver and Second Amendment modified various financial covenants going forward including the ones identified above and added a new minimum liquidity financial covenant and several non-financial covenants and requirements.

6. RECENT ACCOUNTING PRONOUNCEMENTS

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after September 15, 2000. We adopted this statement as of January 1, 2001 and it did not have an effect on our results of operations or our financial position.

7. SUPPLEMENTAL CASH FLOW INFORMATION

         We recorded a charge to accumulated deficit of $0.5 million and $0.6 million for the three months ended March 31, 2001 and 2000, respectively, representing the accretion of redeemable cumulative preferred interests at a compounded annual rate of 12%.

8. COMPREHENSIVE INCOME

         The only component of our accumulated other comprehensive income is foreign currency translation adjustments and consists of the following:

                                                  MARCH 31, 2001     DECEMBER 31, 2000
                                                  --------------     -----------------
         Net income .....................            $   163             $ 1,703
         Other comprehensive loss:
             Foreign currency translation               (101)                (24)
                                                     -------             -------
         Comprehensive income ....                   $    62             $ 1,679
                                                     =======             =======

                               SLEEPMASTER L.L.C.

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

9. SUBSEQUENT EVENTS

         On May 15, 2001, in connection with obtaining the Waiver and Second Amendment we and Sleepmaster Holdings L.L.C. ("Holdings") entered into a Unsecured Senior Note and Warrant Purchase Agreement with Citicorp Venture Capital, Ltd. ("CVC") and PMI Mezzanine Fund, L.P. ("PMI") pursuant to which we issued $15.0 million of 14% pay-in-kind Unsecured Senior Notes due 2007 for an aggregate purchase price of $15.0 million.

         As required by the Unsecured Senior Note agreement (i) $5.0 million of the proceeds were used to pay down our term A and term B loans on a pro-rata basis, and (ii) $10.0 million of the proceeds were used to pay down our revolving credit facility.

         Also on May 15, 2001, in conjunction with the sale of the Unsecured Senior Notes pursuant to the Unsecured Senior Note and Warrant Purchase Agreement, Holdings issued CVC and PMI warrants to purchase 3,670.35 and 1,498.43 warrant interests, respectively. The warrant interests are exercisable at any time until May 15, 2011 for Class C Units of Holdings at an exercise price of $0.01 per unit, subject to adjustment.

10. TAXES

         For the quarter ended March 31, 2001, we recorded a tax benefit of $1.8 million. Our projected annualized effective tax rate for 2001 is 110.0% due primarily to non-deductible goodwill related to the Simon and Crescent acquisitions, and operating losses for state tax purposes for which no benefit is realized.

11. GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

         We and each of our domestic wholly owned subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 11% and 13.4% senior subordinated notes. We generate funds necessary to satisfy our debt service obligations from either our own operations or by distributions or advances from our subsidiaries. There are no contractual or legal restrictions that could limit our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 11% and 13.4% senior subordinated notes. Although holders of the 11% and 13.4% senior subordinated notes will be direct creditors of our principal direct subsidiaries by virtue of the guarantees, we have a foreign subsidiary ("Non-Guarantor Subsidiary") that is not included among the Guarantor Subsidiaries and such subsidiary will not be obligated with respect to the 11% and 13.4% senior subordinated notes. As a consequence, the claims of creditors of the Non-Guarantor Subsidiary will effectively have priority with respect to the assets and earnings of such company over the claims of our creditors, including the holders of the 11% and 13.4% senior subordinated notes.

                               SLEEPMASTER L.L.C.

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

           The following presents the supplemental consolidating condensed financial statements:

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)


                                                                     COMBINED
                                                                     GUARANTOR       NON-GUARANTOR
                                                    SLEEPMASTER     SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS         TOTAL
                                                    -----------     ------------      ----------      ------------         -----
         Net sales                                   $ 18,409         $ 64,659         $  4,429         $   (200)        $ 87,297
         Costs and expenses:
            Cost of sales                              13,051           39,320            2,843             (200)          55,014
            Selling, general and
              administrative expenses                   4,119           18,757            1,101               --           23,977
            Amortization of intangibles                   123            1,731               92               --            1,946
            Interest expense, net                       5,927            2,029               (4)              --            7,952
            Other expense (income), net                    22               23               (2)              --               43
                                                     --------         --------         --------         --------         --------
         (Loss) income before income
            taxes                                      (4,833)           2,799              399               --           (1,635)
         (Benefit) provision for income taxes          (5,316)           3,078              440               --           (1,798)
         (Income) loss from equity
            investees, net of tax                         320               --               --             (320)              --
                                                     --------         --------         --------         --------         --------
         Net (loss) income                           $    163         $   (279)        $    (41)        $    320         $    163
                                                     ========         ========         ========         ========         ========


                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                     COMBINED
                                                                     GUARANTOR       NON-GUARANTOR
                                                    SLEEPMASTER     SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS         TOTAL
                                                    -----------     ------------      ----------      ------------         -----
         Net sales                                   $ 18,763         $ 34,160         $  3,809         $   (631)        $ 56,101
         Costs and expenses:
            Cost of sales                              12,485           20,590            2,395             (631)          34,839
            Selling, general and
             administrative expenses                    4,486            8,939              830               --           14,255
            Amortization of intangibles                   122              623               97               --              842
            Interest expense, net                       2,696            1,846               (5)              --            4,537
            Other expense (income), net                    57               (4)             (21)              --               32
                                                     --------         --------         --------         --------         --------
         (Loss) income before income
            taxes and extraordinary items              (1,083)           2,166              513               --            1,596
         (Benefit) provision for income taxes            (398)             857              165               --              624
         (Income) loss from equity
            investees, net of tax                      (1,657)              --               --            1,657               --
                                                     --------         --------         --------         --------         --------
         Net income                                  $    972         $  1,309         $    348         $ (1,657)        $    972
                                                     ========         ========         ========         ========         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                   COMBINED
                                                                   GUARANTOR       NON-GUARANTOR
                                                  SLEEPMASTER     SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS          TOTAL
                                                  -----------     ------------      ----------      ------------          -----
ASSETS
Current assets:
Cash and cash equivalents                         $      --        $     580        $     438        $      --         $   1,018
Accounts receivable                                  13,194           23,321            2,633               --            39,148
Accounts receivable--other                            1,596              970               59               --             2,625
Intercompany receivable                                  --           50,714            3,719          (54,433)               --
Inventories                                           2,517           11,754              479               --            14,750
Assets held for sale                                     --            3,492               --               --             3,492
Other current assets                                  7,624            2,855              316           (6,998)            3,797
Deferred income taxes                                 1,103            2,730               --             (409)            3,424
                                                  ---------        ---------        ---------        ---------         ---------
   Total current assets                              26,034           96,416            7,644          (61,840)           68,254
                                                  ---------        ---------        ---------        ---------         ---------
Property, plant and equipment, net                    6,047           47,003            1,025               --            54,075
Intangible assets, net                               16,508          268,251           15,508               --           300,267
Intercompany receivable                              76,381               --               --          (76,381)               --
Investment in subsidiaries                          238,129               --               --         (238,129)               --
Deferred financing and bond issuance costs           10,315              368               --                             10,683
Other assets                                          3,700            2,455               41               --             6,196
Deferred income taxes                                11,461               --               --          (11,461)               --
                                                  ---------        ---------        ---------        ---------         ---------
   Total assets                                   $ 388,575        $ 414,493        $  24,218        $(387,811)        $ 439,475
                                                  =========        =========        =========        =========         =========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable                                  $   9,661        $  29,225        $   1,162        $      --         $  40,048
Accrued advertising                                   1,180            2,738              218               --             4,136
Accrued sales allowances                                910              508              232               --             1,650
Accrued interest                                      6,542              128               --               --             6,670
Other current liabilities                             2,473            8,179            1,662           (6,998)            5,316
Intercompany payable                                 52,568            1,865               --          (54,433)               --
Deferred income taxes                                    --               --              409             (409)               --
Current portion of long-term debt                     8,171              518               --               --             8,689
                                                  ---------        ---------        ---------        ---------         ---------
   Total current liabilities                         81,505           43,161            3,683          (61,840)           66,509
                                                  ---------        ---------        ---------        ---------         ---------
Long-term debt                                      259,688           16,058               --               --           275,746
Deferred income taxes                                    --           49,242               --          (11,461)           37,781
Other liabilities                                     2,388              636              634               --             3,658
Loans from Parent                                        --           76,381               --          (76,381)               --
                                                  ---------        ---------        ---------        ---------         ---------
   Total long-term liabilities                      262,076          142,317              634          (87,842)          317,185
                                                  ---------        ---------        ---------        ---------         ---------
Redeemable cumulative preferred interests            23,405               --               --               --            23,405
Members' equity                                      21,589          229,015           19,901         (238,129)           32,376
                                                  ---------        ---------        ---------        ---------         ---------
   Total liabilities and members' equity          $ 388,575        $ 414,493        $  24,218        $(387,811)        $ 439,475
                                                  =========        =========        =========        =========         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                   COMBINED
                                                                   GUARANTOR       NON-GUARANTOR
                                                 SLEEPMASTER      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS          TOTAL
                                                 -----------      ------------      ----------      ------------          -----
ASSETS
Current assets:
Cash and cash equivalents                         $     311        $     765        $     928        $      --         $   2,004
Accounts receivable                                   9,670           21,560            3,357               --            34,587
Accounts receivable--other                            1,946            1,224               27               --             3,197
Intercompany receivable                                  --           44,831            2,675          (47,506)               --
Inventories                                           2,428           11,000              436               --            13,864
Assets held for sale                                     --            6,301               --               --             6,301
Other current assets                                  1,270            1,041              263               --             2,574
Deferred income taxes                                 1,104            2,730               --             (410)            3,424
                                                  ---------        ---------        ---------        ---------         ---------
   Total current assets                              16,729           89,452            7,686          (47,916)           65,951
                                                  ---------        ---------        ---------        ---------         ---------
Property, plant and equipment, net                    5,688           46,688            1,017               --            53,393
Intangible assets, net                               16,630          269,982           15,605               --           302,217
Intercompany receivable                              74,529               --               --          (74,529)               --
Investment in subsidiaries                          238,449               --               --         (238,449)               --
Deferred financing and bond issuance costs           10,679              374               --               --            11,053
Other assets                                              5              450               30               --               485
Deferred income taxes                                11,884               --               --          (11,884)               --
                                                  ---------        ---------        ---------        ---------         ---------
   Total assets                                   $ 374,593        $ 406,946        $  24,338        $(372,778)        $ 433,099
                                                  =========        =========        =========        =========         =========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable                                  $   9,220        $  26,130        $   1,064        $     (46)        $  36,368
Accrued advertising and sales allowances              3,285            3,713              600               --             7,598
Other current liabilities                             4,018            6,593            1,685               --            12,296
Intercompany payable                                 47,460               --               --          (47,460)               --
Deferred income taxes                                    --               --              410             (410)               --
Current portion of long-term debt                     9,375              518               --               --             9,893
                                                  ---------        ---------        ---------        ---------         ---------
   Total current liabilities                         73,358           36,954            3,759          (47,916)           66,155
                                                  ---------        ---------        ---------        ---------         ---------
Intercompany payable                                     --               --               --               --                --
Long-term debt                                      254,838           16,185               --               --           271,023
Deferred income taxes                                    --           49,234               --          (11,884)           37,350
Loans from parent                                        --           74,529               --          (74,529)               --
Other liabilities                                     1,567              748              676               --             2,991
                                                  ---------        ---------        ---------        ---------         ---------
   Total long-term liabilities                      256,405          140,696              676          (86,413)          311,364
                                                  ---------        ---------        ---------        ---------         ---------
Redeemable cumulative preferred interests            22,867               --               --               --            22,867
Members' equity                                      21,963          229,296           19,903         (238,449)           32,713
                                                  ---------        ---------        ---------        ---------         ---------
   Total liabilities and members' equity          $ 374,593        $ 406,946        $  24,338        $(372,778)        $ 433,099
                                                  =========        =========        =========        =========         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                      COMBINED
                                                                      GUARANTOR      NON-GUARANTOR
                                                     SLEEPMASTER     SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS      TOTAL
                                                     -----------     ------------      ----------      ------------      -----
Net cash (used in) provided by operating
  activities                                          $   (923)       $    493        $   (428)        $ (2,440)       $ (3,298)
                                                      --------        --------        --------         --------        --------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                       (596)         (1,360)            (62)              --          (2,018)
   Proceeds from disposal of property,
     Plant and equipment                                    --             809              --               --             809
   Net activity in investment in
     subsidiaries                                       (2,440)             --              --            2,440              --
                                                      --------        --------        --------         --------        --------
      Net cash (used in) provided by investing
        activities                                      (3,036)           (551)            (62)           2,440          (1,209)
                                                      --------        --------        --------         --------        --------

Cash flows from financing activities:
   Payments on long-term debt                           (2,852)           (127)             --               --          (2,979)
   Borrowings under revolving line of credit            11,200              --              --               --          11,200
   Payments on revolving line of credit                 (4,700)             --              --               --          (4,700)
                                                      --------        --------        --------         --------        --------
      Net cash provided by (used in)
        financing activities                             3,648            (127)             --               --           3,521
                                                      --------        --------        --------         --------        --------

Net (decrease) increase in cash and cash
  equivalents                                             (311)           (185)           (490)              --            (986)
Cash and cash equivalents, beginning of
  period                                                   311             765             928               --           2,004
                                                      --------        --------        --------         --------        --------
Cash and cash equivalents, end of period              $     --        $    580        $    438         $     --        $  1,018
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

Net increase (decrease) in cash and cash
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
                                                       =======         =======         =======          =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations and of our liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

GENERAL

         We acquired all of the stock of Simon on April 28, 2000 and all of the stock of Crescent on June 30, 2000. Each of these acquisitions has been accounted for using the purchase method of accounting. Our historical results of operations reflect the results of the acquired businesses since their respective dates of acquisition. Therefore, our historical operating results for the periods presented are not necessarily comparable.

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Net Sales - Net sales increased 55.6%, or $31.2 million, to $87.3 million for the quarter ended March 31, 2001, from $56.1 million for the quarter ended March 31, 2000. All of the increase was attributable to the contribution of net sales from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase in net sales attributable to Simon and Crescent in the first quarter of 2001 totaled $32.6 million. Excluding the aforementioned acquisitions net sales decreased by 0.2%, or $1.4 million, for the first quarter of 2001 as compared to the same period in the prior year. The decline is due primarily to a decrease in unit volume and selling price related to the increased competitive environment and the overall downturn in the economy during the three months ended March 31, 2001 as compared to the same period in the prior year.

         Cost of Sales - Cost of sales increased 58.0%, or $20.2 million, to $55.0 for the first quarter of 2001, from $34.8 million for the same period in the prior year. Substantially all of the increase was attributable to increased cost of sales from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase attributable to Simon and Crescent in the first quarter of 2001 totaled $19.5 million. Excluding the aforementioned acquisitions cost of sales increased by $0.7 million for the first quarter of 2001 as compared to the same period in the prior year. This increase is due primarily to additional costs incurred related to the launch of our Easycare, no flip, product line.

         Cost of sales as a percentage of net sales increased to 63.0% in the first quarter of 2001 from 62.0% in the first quarter of 2000. The following factors contributed to the increase: (1) labor costs, and (2) rising raw material costs.

         Selling, General and Administrative - Selling, general and administrative expenses ("SG&A") increased 67.8%, or $9.7 million, to $24.0 million for the first quarter of 2001 from $14.3 million for the same period in the prior year. Substantially all of the increase was attributable to increased SG&A cost from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase attributable to Simon and Crescent in the first quarter of 2001 totaled $9.9 million. Excluding the aforementioned acquisitions SG&A decreased by $0.2 million for the first quarter of 2001 as compared to the same period in the prior year. This decrease was due primarily to decreases in co-op advertising, administrative expenses and other selling expenses, which were offset by increases in shipping expenses.

         SG&A as a percentage of sales increased to 27.5% in the first quarter of 2001 from 25.5% in the first quarter of 2000. The following factors contributed to the increase: (1) the acquisitions of Simon and Crescent, and (2) increased shipping costs as a result of higher fuel costs in 2001 as compared to 2000.

         Amortization of Intangibles - Amortization of intangibles increased $1.1 million to $1.9 million for the first quarter of 2001 from $0.8 for the same period in the prior year. This increase is the result of additional amortization relating to additional goodwill and licenses in connection with the acquisitions of Simon and Crescent.

         Interest Expense, Net - Interest expense increased $3.5 million to $8.0 million for the quarter ended March 31, 2001 from $4.5 million for the same period in the prior year. The increase was due primarily to the cost of additional debt financing incurred for the acquisitions of Simon and Crescent. The increase was slightly offset by decreases in interest rates.

         Benefit/Provision for Income Taxes - For the first quarter of 2001 we recorded an income tax benefit of $1.8 million. Our projected annualized effective tax rate for 2001 is 110.0% due primarily to non-deductible goodwill related to the Simon and Crescent acquisitions, and operating losses for state tax purposes for which no benefit is realized. The provision for income taxes of $0.6 million for the first quarter of 2000 resulted in an effective tax rate of 39.1%.

         Net Income - As a result of the above factors, net income decreased by $0.8 million, to income of $0.2 million in the first quarter of 2001 from income of $1.0 million for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund our liquidity needs was net cash provided by financing activities (i.e., availability under our third amended and restated credit facility). We had funds available under our existing third amended and restated credit facility totaling $2.5 million at March 31, 2001. Historically, our principal uses of funds provided by operating activities consist of acquisitions of other Serta licenses, payments of principal and interest on our indebtedness and capital expenditures.

         Cash and cash equivalents decreased by $0.7 million to $1.0 million as of March 31, 2001 from $1.7 million for the same period in the prior year. We used $3.3 million of net cash in our operations for the first quarter ended March 31, 2001 as compared to generating $3.8 million of net cash for the same period in the prior year. This change was due primarily to increases in accounts receivable, other current and long-term assets and decreases in other current and long-term liabilities offset by increases in accounts payable and accrued interest. The increase in accounts receivable is attributable to a significant increase in sales for the February and March period of 2001 as compared to the November and December period of 2000 ($2.4 million increase) for Serta New York as well as the erosion in the timing of payments received from customers. The increase in accounts payable was attributable to the timing of payments made to vendors.

         Cash used in investing activities increased by $0.7 million to $1.2 million as of March 31, 2001 from $0.5 million for the same period in the prior year. Capital expenditures totaled $2.0 million for the first quarter of 2001 as compared to $0.5 million for the same period in the prior year. The increase in expenditures in 2001 was primarily attributable to continued activity at our new manufacturing facility located in California as well as additional spending related to the implementation of a new IT system at our Linden facility. The balance of the increase in capital expenditures was for machinery and equipment at all facilities. Offsetting our capital expenditures were proceeds we received from the sale of a building at Simon. We received proceeds of $0.8 million in cash and a note receivable for $2.0 million in exchange for the building. Management expects that capital expenditures at all our facilities will be approximately $7.0 million in 2001. Additionally, management believes that annual capital expenditure limitations under the third amended and restated credit facility will not significantly inhibit us from meeting our capital needs.

         We generated $3.5 million of cash inflows from financing activities in the first quarter of 2001, principally arising from borrowings under our revolving line of credit compared with cash outflows of $4.4 million for the same period in the prior year. The outflows during the first quarter of 2000 were primarily due to repayments of long-term debt and payments made on our revolving line of credit.

         At March 31, 2001, we were not in compliance with five financial covenants contained in the Waiver and First Amendment to the Third Amended and Restated Credit Facility; (1) the Leverage Ratio (2) the Senior Leverage Ratio
(3) the Interest Coverage Ratio (4) the Fixed Charge Coverage Ratio and (5) the Minimum Consolidated EBITDA requirement. The leverage ratio required a maximum ratio of 5.75 and our actual ratio was 6.12, the senior leverage ratio required a maximum ratio of 2.75 and our actual ratio was 3.04, the interest coverage ratio required a minimum ratio of 1.60 and our actual ratio was 1.58 and the fixed charge coverage ratio required a minimum ratio of 1.05 and our actual ratio was 1.01 at March 31, 2001. The minimum consolidated EBITDA covenant required a minimum of $52 million (which is a 12-month rolling computation) and our actual consolidated EBITDA was $48.8 million at March 31, 2001. The principal reasons we did not meet these covenants was a slowdown in the general economy, an increase in the competitive environment and additional costs incurred related to the launch of our Easycare, no flip, product line. We have implemented various steps to increase our competitive position, including improved marketing efforts, introduction of a new product line and more effective cost control programs. The failure to comply with these covenants constituted an event of default under the Waiver and First Amendment to the Third Amended and Restated Credit Facility. On May 15, 2001, the lenders granted a waiver for the debt covenant violations as of March 31, 2001 and entered into a second amendment to the Third Amended and Restated Credit Facility (the "Waiver and Second Amendment"). The Waiver and Second Amendment also modified various financial covenants going forward, including the financial covenants identified above and added a new minimum liquidity financial covenant and several new non-financial covenants and requirements.

         The Leverage Ratio was reset to a maximum of 6.25 for the period October 1, 2002 through March 31, 2003, the Senior Leverage Ratio was reset to a maximum ratio of 3.25 for the period April 1, 2001 through December 31, 2001, the Interest Coverage Ratio was reset to a minimum ratio of 1.40 for the period April 1, 2001 through September 30, 2001 and 1.30 for the period October 1, 2001 through March 31, 2002, the Fixed Charge Coverage Ratio was reset to a minimum ratio of .80 for the period April 1, 2001 through December 31, 2001 and Minimum Consolidated EBITDA was reset to $42.0 million for the period ending June 30, 2001, $41.0 million for the period ending September 30, 2001 and $40.0 million for the period ending December 31, 2001.

         On May 15, 2001, in connection with obtaining the Waiver and Second Amendment we and Sleepmaster Holdings L.L.C. ("Holdings") entered into a Unsecured Senior Note and Warrant Purchase Agreement with Citicorp Venture Capital, Ltd. ("CVC") and PMI Mezzanine Fund, L.P. ("PMI") pursuant to which we issued $15.0 million of 14% pay-in-kind Unsecured Senior Notes due 2007 for an aggregate purchase price of $15.0 million.

         As required by the Unsecured Senior Note agreement (i) $5.0 million of the proceeds were used to pay down our term A and term B loans on a pro-rata basis, and (ii) $10.0 million of the proceeds were used to pay down our revolving credit facility.

           Also on May 15, 2001, in conjunction with the sale of the Unsecured Senior Notes pursuant to the Unsecured Senior Note and Warrant Purchase Agreement, Holdings issued CVC and PMI warrants to purchase 3,670.35 and 1,498.43 warrant interests, respectively. The warrant interests are exercisable at any time until May 15, 2011 for Class C Units of Holdings at an exercise price of $0.01 per unit, subject to adjustment.

         Management believes that cash flows generated from operations, together with funds available from our revolving credit facility are sufficient to support our operations and general business and liquidity requirements for the foreseeable future.

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

         Our earnings are sensitive to changes in short-term interest rates as a result of our borrowings under the third amended and restated credit facility. We also manage our portfolio of fixed-rate debt to reduce our exposure to interest rate changes. The fair value of our fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains or losses in the fair value of this debt due to differences between market interest rates and rates at the inception of the obligation. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations, or in how such exposure is managed in the near future.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are, from time to time, a party to litigation arising in the normal course of business, most of which involves claims for personal injury and property damage incurred in connection with our operations. Management believes that none of these actions will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    4.1 Unsecured Senior Note and Warrant Purchase Agreement, dated as of May 15, 2001 by and among Sleepmaster L.L.C., Sleepmaster Holdings L.L.C., Citicorp Venture Capital, Ltd., and PMI Mezzanine Fund, L.P.

                    4.2 Common Unit Purchase Warrant Certificate No. W-2 issued by Sleepmaster Holdings L.L.C. on May 15, 2001 to Citicorp Venture Capital, Ltd.

                    4.3 Common Unit Purchase Warrant Certificate No. W-3 issued by Sleepmaster Holdings L.L.C. on May 15, 2001 to PMI Mezzanine Fund L.P.

                    4.4 Unsecured Senior Note issued by Sleepmaster L.L.C. on May 15, 2001 to Citicorp Venture Capital, Ltd. in the aggregate principal amount of $10,651,500.

                    4.5 Unsecured Senior Note issued by Sleepmaster L.L.C. on May 15, 2001 to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $4,348,500.

                  10.85 Waiver and Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 15, 2001, by and among Sleepmaster L.L.C., as borrower, Sleepmaster Holdings, L.L.C. and the domestic subsidiaries of Sleepmaster L.L.C., as guarantor, the several banks and other financial institutions identified therein, as lenders and First Union National Bank as administrative agent.

         (b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the quarter ended March 31, 2001.

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

Dated:  May 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        SIGNATURE                             CAPACITY                  DATE
        ---------                             --------                  ----
/s/  Charles Schweitzer
  ---------------------------
     Charles Schweitzer           President and Chief Executive    May 21, 2001
                                          Officer, Advisor


/s/   Leslie K. Breiland
  ---------------------------
      Leslie K. Breiland            Chief Financial Officer        May 21, 2001