Form 10-Q
period 2001-06-30
SLEEPMASTER LLC
filed 2001-08-14
CIK 1088914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended June 30, 2001.

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

Class A common units, no par value - 8,000 units as of August 14, 2001 Class B common units, no par value - 0 units as of August 14, 2001

                               SLEEPMASTER L.L.C.

                  FORM 10-Q FOR THE QUARTER ENDED June 30, 2001

                                      INDEX




                                                                                Page
    PART I - Financial Information (unaudited)

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Income for the
                     Three and Six Months Ended June 30, 2001 and 2000             3

                  Condensed Consolidated Balance Sheets as of
                     June 30, 2001 and December 31, 2000 .............             4

                  Condensed Consolidated Statements of Cash Flows for
                     the Six Months Ended June 30, 2001 and 2000 .....             5

                  Notes to Condensed Consolidated Financial Statements          6-13

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................         14-17

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk ........................................            17

                  Forward Looking Statements and Risk Factors ........            17

PART II - Other Information

         Item 1 - Legal Proceedings ..................................            17

         Item 6 - Exhibits and Reports on Form 8-K ...................         17-18

        Signatures ...................................................            19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SLEEPMASTER L.L.C.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                     ENDED JUNE 30,
                                                       --------------                     --------------
                                                   2001             2000              2001              2000
                                                   ----             ----              ----              ----
Net sales                                        $ 85,973         $ 63,919         $ 173,208         $ 120,040
Costs and expenses:
     Cost of sales                                 55,366           39,772           110,317            74,359
     Selling, general and administrative           27,202           16,324            51,179            30,846
     Amortization of intangibles                    1,951            1,063             3,890             1,905
     Interest expense, net                          8,032            5,801            15,985            10,346
     Other (income) expense, net                      106               17               149                45
                                                 --------         --------         ---------         ---------
        (Loss) income before income taxes
              and extraordinary items              (6,684)             942            (8,312)            2,539

Provision (benefit) for income taxes                  635              404            (1,164)            1,028
                                                 --------         --------         ---------         ---------
      (Loss) income before
            extraordinary items                    (7,319)             538            (7,148)            1,511

Extraordinary items, net of income taxes               --             (208)               --              (208)
                                                 --------         --------         ---------         ---------
      Net (loss) income                          $ (7,319)        $    330         $  (7,148)        $   1,303
                                                 ========         ========         =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                 JUNE 30, 2001    DECEMBER 31, 2000
                                                                 -------------    -----------------
                                                                  (UNAUDITED)
                                                                  -----------
ASSETS
Current assets:
   Cash and cash equivalents                                        $      --         $   2,004
   Accounts receivable, less allowance for doubtful accounts
     of $1,918 and $1,503                                              38,893            34,587
   Accounts receivable--other                                           2,341             3,197
   Inventories                                                         15,272            13,864
   Assets held for sale                                                 3,498             6,301
   Other current assets                                                 1,419             2,574
   Deferred income taxes                                                4,002             3,424
                                                                    ---------         ---------
     Total current assets                                              65,425            65,951
                                                                    ---------         ---------
Property, plant and equipment, net                                     57,988            53,393
Intangible assets, net                                                298,317           302,217
Bond and loan issuance costs, net                                      10,656            11,053
Other assets                                                            6,412               485
                                                                    ---------         ---------
     Total assets                                                   $ 438,798         $ 433,099
                                                                    =========         =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Cash overdraft                                                   $   2,496         $      --
   Accounts payable                                                    41,514            36,368
   Accrued advertising                                                  3,738             3,950
   Accrued sales allowances                                             1,817             3,648
   Accrued interest                                                     2,556             2,472
   Other current liabilities                                            8,610             9,705
   Current portion of long-term debt                                  288,374            10,012
                                                                    ---------         ---------
     Total current liabilities                                        349,105            66,155
                                                                    ---------         ---------
Long-term debt                                                          1,765           271,359
Deferred Income Taxes                                                  36,365            37,350
Other liabilities                                                       3,433             2,655
                                                                    ---------         ---------
     Total long-term liabilities                                       41,563           311,364
                                                                    ---------         ---------
Commitments and contingencies
Redeemable cumulative preferred interests                              23,941            22,867
Members' Equity:
   Class A common interests                                            54,452            54,452
   Class B common interests                                                --                --
   Accumulated deficit                                                (30,239)          (21,878)
   Foreign currency translation adjustment                                (24)              139
                                                                    ---------         ---------
     Total members' equity                                             24,189            32,713
                                                                    ---------         ---------
     Total liabilities and members' equity                          $ 438,798         $ 433,099
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

                               SLEEPMASTER L.L.C.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                             --------
                                                                       2001             2000
                                                                       ----             ----
Net cash (used in) provided by operating activities (1)             $ (5,610)        $  19,849

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                    (5,633)           (1,966)
   Proceeds from disposal of property, plant and equipment               809                --
   Acquisitions, net of cash acquired                                     --          (160,960)
                                                                    --------         ---------

     Net cash used in investing activities                            (4,824)         (162,926)


Cash flows from financing activities:
   Cash overdraft                                                      2,496                --
   Proceeds from issuance of senior subordinated notes                15,000            25,000
   Proceeds from long-term debt                                           --           175,861
   Payments on long-term debt                                        (10,216)          (72,255)

   Borrowings under revolving line of credit                          17,600            16,700
   Payments on revolving line of credit                              (15,700)          (27,361)
   Loan origination fees/bond issuance costs                            (473)           (5,898)
   Distributions                                                        (279)               --
   Capital contributions                                                   2            41,625
                                                                    --------         ---------
     Net cash provided by financing activities                         8,430           153,672


Net (decrease)/increase in cash and cash equivalents                  (2,004)
                                                                                        10,595
Cash and cash equivalents, beginning of period                         2,004             2,842
                                                                    --------         ---------
Cash and cash equivalents, end of period                            $     --         $  13,437
                                                                    ========         =========

Supplemental schedule of non-cash activity:

Note received in exchange for property, plant and equipment$           2,000         $       0
                                                                    ========         =========

(1) Depreciation and amortization totaled $6,690 and $3,229 for the six months ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SLEEPMASTER L.L.C.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (ALL AMOUNTS
                      IN THOUSANDS UNLESS OTHERWISE NOTED)

1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Sleepmaster L.L.C. ("we," "us" or "our") and all of our domestic and foreign subsidiaries. All material intercompany transactions and balances have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of June 30, 2001 and the results of our operations and cash flows for the interim periods presented. Our condensed consolidated balance sheet data at December 31, 2000 is derived from the audited financial statements which are included in our Form 10-K for the year ended December 31, 2000 and which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

      As more fully discussed in Note 4, we may not be able to comply with some or all of our debt covenants going forward, obtain a waiver in the event of any debt covenant violations or have sufficient cash to pay interest due on our senior subordinated notes on November 15, 2001. Since we do not currently have any significant alternative sources of funds, the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

                               SLEEPMASTER L.L.C.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

        A summary of the purchase price allocations is as follows:

                                                    SIMON            CRESCENT
                                                    -----            --------
         Current assets ...................        $ 10,645         $  11,768
         Property, plant and equipment, net          11,324            15,996
         Other assets .....................             312               241
         Deferred tax liabilities .........          (7,036)          (31,828)
         Goodwill .........................          13,635            43,060
         Licenses .........................          20,210            94,824
         Current liabilities ..............          (5,280)           (6,496)
         Long-term debt ...................              --            (8,900)
         Other liabilities ................          (1,191)             (274)
                                                   --------         ---------
               Total ......................        $ 42,619         $ 118,391
                                                   ========         =========

      The following summarized unaudited pro forma financial information for the six month period ended June 30, 2000 assumes that the acquisitions of Simon and Crescent were consummated on January 1, 2000. This information is not necessarily indicative of the results that we would have achieved had these events actually occurred on such dates or of our actual or future results.

                                                       JUNE 30, 2000
                                                       -------------
            Net sales...............................      $176,685
            Net loss................................         $(179)

3.  INVENTORIES

         Inventories consist of the following:

                                                 JUNE 30, 2001      DECEMBER 31, 2000
                                                 -------------      -----------------
         Raw materials .....................        $10,581              $10,546
         Work-in-process ...................          1,130                  916
         Finished goods ....................          3,561                2,402
                                                    -------              -------
                           Total inventories        $15,272              $13,864
                                                    =======              =======

4.  DEBT

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

                               SLEEPMASTER L.L.C.

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

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

        At March 31, 2001, we were not in compliance with five financial covenants contained in the Waiver and First Amendment to the Third Amended and Restated Credit Facility. The failure to comply with these covenants constituted an event of default. On May 15, 2001 the lenders granted a waiver for the debt covenant violations as of March 31, 2001 and entered into a Second Amendment to the Third Amended and Restated Credit Facility (the "Waiver and Second Amendment"). Additionally, the Waiver and Second Amendment modified various financial covenants going forward including the ones identified above and added two new financial covenants, minimum liquidity and Minium Liquidity Preceding Interest Payments on the senior subordinated notes ("Interest Payment Covenant"), and several non-financial covenants and requirements.

        On May 15, 2001, in connection with obtaining the Waiver and Second Amendment we and Sleepmaster Holdings L.L.C. ("Holdings") entered into an Unsecured Senior Note and Warrant Purchase Agreement with Citicorp Venture Capital, Ltd. ("CVC") and PMI Mezzanine Fund, L.P. ("PMI") pursuant to which we issued $15.0 million of 14% pay-in-kind Unsecured Senior Notes due 2007 for an aggregate purchase price of $15.0 million.

        At June 30, 2001, we were not in compliance with four financial covenants contained in the Waiver and Second Amendment. The failure to comply with these covenants constituted an event of default under the Waiver and Second Amendment. The principal reasons we did not meet these covenants were a continued slowdown in the general economy, a continuing increase in the competitive environment within the bedding industry and additional costs related to the launch of our Easycare line. We have implemented various steps to increase our profitability and liquidity, these include more effective cost controls, scheduled price increases, improved marketing efforts and the introduction of a new product. There can be no assurance that any of these initiatives will enable us to meet our financial covenants going forward.

                              SLEEPMASTER L.L.C.

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

        On July 24, 2001, the lenders and First Union National Bank, as agent, ("Lenders") granted us the Second Waiver Agreement to the Third and Amended Restated Credit Facility ("Second Waiver Agreement"), which is a waiver of compliance with specified covenants and of any defaults or events of default resulting from such non-compliance through September 30, 2001. We have scheduled meetings in September with our shareholders and Lenders to develop a resolution to address covenant compliance after September 30, 2001 and our ability to make the November 15, 2001 interest payment on our senior subordinated notes. If we are unsuccessful in developing a resolution we will then be in default of the Waiver and Second Amendment and/or the Second Waiver Agreement and the Lenders could prohibit the interest payment due on our senior subordinated notes due on November 15, 2001. In addition, if our Lenders under the Waiver and Second Amendment and/or Second Waiver Agreement were to demand repayment of their loans, we would also be required to repay the amounts outstanding under substantially all of our other debt because of cross-default provisions in the indentures pursuant to which these instruments were issued. Based on our current projections, we may not be able to comply with some or all of our financial covenants going forward or have sufficient cash to pay the $8.0 million interest due on our senior subordinated notes on November 15, 2001. There can be no assurance that we will be able to obtain additional financing, develop a resolution on acceptable terms or that we will be able to raise the required funds to refinance the Third Amended and Restated Credit Facility at maturity or earlier if the Lenders demand repayment of the amounts due under such facility. In addition, the Second Waiver Agreement reduced the availability under our revolving line of credit to approximately $35.2 million and added a 2% default rate of interest to all loans outstanding under the Third Amended and Restated Credit Facility for period July 1, 2001 through September 30, 2001.

        As a consequence of the above we have classified all of our debt, with the exception of our capital leases, as current at June 30, 2001.

        While we have scheduled meetings with our Lenders and shareholders to develop a resolution to address our covenant compliance and our ability to make the November 15, 2001 interest payment on our senior subordinated notes we do not currently have any significant alternative sources of funds. The foregoing matters therefore, raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our ability to obtain additional sources of funds or obtain waivers in connection with any debt covenant violations and successfully implement our cost reduction initiatives. Potential financing sources include the issuance of our common and preferred stock and the issuance of additional debt securities.

                              SLEEPMASTER L.L.C.

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

There can be no assurance that such efforts to obtain sufficient financing for debt payments, or obtain waivers in connection with any debt covenant violation will be successful in the future and while we are projected to generate positive income from operations for the year ended December 31, 2001 we may continue to suffer significant net losses and a negative cash flow from operations which include interest payments on our debt. The financial statements, as presented, do not include adjustments that may result from the outcome of these uncertainties.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

         We recorded a charge to accumulated deficit of $1.1 million and $1.2 million for the six months ended June 30, 2001 and 2000, respectively, representing the accretion of redeemable cumulative preferred interests at a compounded annual rate of 12%.

8.  COMPREHENSIVE INCOME

        The only component of our accumulated other comprehensive income is foreign currency translation adjustments and consists of the following:

                                              JUNE 30, 2001        DECEMBER 31, 2000
                                              -------------        -----------------
         Net income .....................        $(7,078)               $ 1,703
         Other comprehensive loss:
             Foreign currency translation           (163)                   (24)
                                                 -------                -------
         Comprehensive income ...........        $(7,241)               $ 1,679
                                                 =======                =======

9. WARRANTS

        On May 15, 2001, in conjunction with the issuance of the Unsecured Senior Notes pursuant to the Unsecured Senior Note and Warrant Purchase Agreement, Holdings issued to CVC and PMI warrants to purchase 3,670.35 and 1,498.43 warrant interests, respectively. The warrant interests are exercisable at any time until May 15, 2011 for Class C Units of Holdings at an exercise price of $0.01 per unit, subject to adjustment.

        During the period commencing November 13, 2003 and ending November 19, 2009 the holders of these warrants have the right to require Holdings to repurchase all of their warrant interests in Holdings (including those previously issued) provided that Holdings has available financing on reasonably satisfactory terms and conditions and the approval of First Union, as agent. The amount to be paid per-warrant interest is to be calculated by taking the value of Holdings (being the greater of: (1) 7.0 times Holdings' consolidated EBITDA for the previous year and cash and cash equivalents and (2) the aggregate fair market value of Holdings' outstanding units of Class A, Class B and Class C units, on a fully diluted, as if converted basis) divided by the number of Holdings' outstanding units of Class A, Class B and Class C units, on a fully diluted, as if converted basis.

        No adjustments were recorded when the warrants were issued since management considered the fair value of the warrants to be immaterial.

10. TAXES

        For the six months ended June 30, 2001, we recorded tax expense of $0.6 million. Our projected annualized effective tax rate for 2001 is approximately 14.0% due primarily to non-deductible goodwill related to the Simon and Crescent acquisitions, and operating losses for state tax purposes for which no benefit is realized.

                      SLEEPMASTER L.L.C. AND SUBSIDIARIES

                (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE NOTED)

11. SUBSEQUENT EVENTS

        On July 18, 2001, our Chief Executive Officer retired. In connection with his employment contract approximately $0.6 million of severance will be paid over the next 18 months.

12. GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        We and each of our domestic subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 11% and 13.4% senior subordinated notes. We historically generated the funds necessary to satisfy our debt service obligations from either our own operations or by distributions or advances from our subsidiaries. There are no contractual or legal restrictions that could limit our ability to obtain cash from our domestic subsidiaries for the purpose of meeting our debt service obligations, including the payment of principal and interest on the 11% and 13.4% senior subordinated notes. Although holders of the 11% and 13.4% senior subordinated notes will be direct creditors of our principal direct subsidiaries by virtue of the guarantees, we have a foreign subsidiary ("Non-Guarantor Subsidiary") that is not included among the Guarantor Subsidiaries and such subsidiary will not be obligated with respect to the 11% and 13.4% senior subordinated notes. As a consequence, the claims of creditors of the Non-Guarantor Subsidiary will effectively have priority with respect to the assets and earnings of such company over the claims of our creditors, including the holders of the 11% and 13.4% senior subordinated notes.

        The following presents the supplemental consolidating condensed financial statements:

                     SLEEPMASTER L.L.C. AND SUBSIDIARIES

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED JUNE 30, 2001
                                (IN THOUSANDS)

                                                            COMBINED
                                                            GUARANTOR     NON-GUARANTOR
                                           SLEEPMASTER     SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS        TOTAL
                                           -----------     ------------     ----------      ------------        -----
Net sales                                   $ 17,963         $ 63,958         $ 4,343         $  (291)        $ 85,973
Costs and expenses:
   Cost of sales                              12,624           40,254           2,779            (291)          55,366
   Selling, general and
     administrative expenses                   6,145           19,968           1,089              --           27,202
   Amortization of intangibles                   122            1,737              92              --            1,951
   Interest expense, net                       5,989            2,040               3              --            8,032
   Other expense (income), net                    88                7              11              --              106
                                            --------         --------         -------         -------         --------
(Loss) income before income
   taxes                                      (7,005)             (48)            369              --           (6,684)
(Benefit) provision for income taxes           3,659           (2,870)           (154)             --              635
(Income) loss from equity
   investees, net of tax                      (3,345)              --              --           3,345               --
                                            --------         --------         -------         -------         --------
Net (loss) income                           $ (7,319)        $  2,822         $   523         $(3,345)        $ (7,319)
                                            ========         ========         =======         =======         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED
                                                                 GUARANTOR      NON-GUARANTOR
                                               SLEEPMASTER     SUBSIDIARIES      SUBSIDIARY     ELIMINATIONS        TOTAL
                                               -----------     ------------      ----------     ------------        -----
Net sales                                       $ 18,527         $ 40,957         $ 4,465         $   (30)        $ 63,919
Costs and expenses:
   Cost of sales                                  12,573           24,396           2,833             (30)          39,772
   Selling, general and
    administrative expenses                        4,186           11,158             980              --           16,324
   Amortization of intangibles                       122              845              96              --            1,063
   Interest expense, net                           3,996            1,807              (2)             --            5,801
   Other expense (income), net                        25               (5)             (3)             --               17
                                                --------         --------         -------         -------         --------
(Loss) income before income
   taxes and extraordinary items                  (2,375)           2,756             561              --              942
(Benefit) provision for income taxes              (1,169)           1,373             200              --              404
                                                --------         --------         -------         -------         --------
(Loss) income before extraordinary items          (1,206)           1,383             361              --              538
Extraordinary items, net of income taxes            (208)              --              --              --             (208)
(Income) loss from equity
   investees, net of tax                          (1,744)              --              --           1,744               --
                                                --------         --------         -------         -------         --------
Net income                                      $    330         $  1,383         $   361         $(1,744)        $    330
                                                ========         ========         =======         =======         ========


                     SLEEPMASTER L.L.C. AND SUBSIDIARIES

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        SIX MONTHS ENDED JUNE 30, 2001
                                (IN THOUSANDS)

                                                            COMBINED
                                                            GUARANTOR     NON-GUARANTOR
                                           SLEEPMASTER     SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS         TOTAL
                                           -----------     ------------     ----------     ------------         -----
Net sales                                   $ 36,371         $128,554        $ 8,774         $  (491)        $ 173,208
Costs and expenses:
   Cost of sales                              25,675           79,511          5,622            (491)          110,317
   Selling, general and
     administrative expenses                  10,265           38,725          2,189              --            51,179
   Amortization of intangibles                   244            3,462            184              --             3,890
   Interest expense, net                      11,917            4,069             (1)             --            15,985
   Other expense (income), net                   109               30             10              --               149
                                            --------         --------        -------         -------         ---------
(Loss) income before income
   taxes                                     (11,839)           2,757            770              --            (8,312)
(Benefit) provision for income taxes          (1,657)             208            285              --            (1,164)
(Income) loss from equity
   investees, net of tax                      (3,034)              --             --           3,034                --
                                            --------         --------        -------         -------         ---------
Net (loss) income                           $ (7,148)        $  2,549        $   485         $(3,034)        $  (7,148)
                                            ========         ========        =======         =======         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                  COMBINED
                                                                 GUARANTOR     NON-GUARANTOR
                                               SLEEPMASTER      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS       TOTAL
                                               -----------      ------------     ----------      ------------       -----
Net sales                                       $ 37,292         $ 75,116         $ 8,274         $  (642)        $ 120,040
Costs and expenses:
   Cost of sales                                  25,097           44,676           5,228            (642)           74,359
   Selling, general and
    administrative expenses                        8,633           20,407           1,806              --            30,846
   Amortization of intangibles                       245            1,468             192              --             1,905
   Interest expense, net                           6,691            3,657              (2)             --            10,346
   Other expense (income), net                        82              (13)            (24)             --                45
                                                --------         --------         -------         -------         ---------
(Loss) income before income
   taxes and extraordinary items                  (3,456)           4,921           1,074              --             2,539
(Benefit) provision for income taxes              (1,566)           2,229             365              --             1,028
                                                --------         --------         -------         -------         ---------
(Loss) income before extraordinary items          (1,890)           2,692             709              --             1,511
Extraordinary items, net of income taxes            (208)              --              --              --              (208)
(Income) loss from equity
   investees, net of tax                          (3,401)              --              --           3,401                --
                                                --------         --------         -------         -------         ---------
Net income                                      $  1,303         $  2,692         $   709         $(3,401)        $   1,303
                                                ========         ========         =======         =======         =========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                  COMBINED
                                                                  GUARANTOR       NON-GUARANTOR
                                                 SLEEPMASTER     SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS          TOTAL
                                                 -----------     ------------      ----------      ------------          -----
ASSETS
Current assets:
Accounts receivable                                 11,254           24,494            3,145                --           38,893
Accounts receivable--other                           1,524              791               26                --            2,341
Intercompany receivable                                 --           56,130            3,981           (60,111)              --
Inventories                                          2,700           12,144              428                --           15,272
Assets held for sale                                    --            3,498               --                --            3,498
Other current assets                                 1,091            2,031              137            (1,840)           1,419
Deferred income taxes                                1,105            3,373               --              (476)           4,002
                                                  --------        ---------         --------         ---------         --------
   Total current assets                             17,674          102,461            7,717           (62,427)          65,425
                                                  --------        ---------         --------         ---------         --------
Property, plant and equipment, net                   8,455           48,418            1,115                --           57,988
Intangible assets, net                              16,386          266,520           15,411                --          298,317
Intercompany receivable                             78,301               --               --           (78,301)              --
Investment in subsidiaries                         241,481               --               --          (244,481)              --
Deferred financing and bond issuance costs          10,294              362               --                --           10,656
Other assets                                         3,702            2,665               45                --            6,412
Deferred income taxes                               13,569               --               --           (13,569)              --
                                                  --------        ---------         --------         ---------         --------
   Total assets                                   $389,862        $ 420,426         $ 24,288         $(395,778)        $439,798
                                                  ========        =========         ========         =========         ========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Cash overdraft                                    $  3,063        $    (458)        $   (109)        $      --         $  2,496
Accounts payable                                     9,349           31,074            1,051                40           41,514
Accrued advertising                                  1,026            2,497              215                --            3,738
Accrued sales allowances                               923              645              249                --            1,817
Accrued interest                                     2,442              114               --                --            2,556
Other current liabilities                            3,152            5,913            1,385            (1,840)           8,610
Intercompany payable                                56,820            3,331               --           (60,151)              --
Deferred income taxes                                   --               --              476              (476)              --
Current portion of long-term debt                  271,812           16,562               --                --          288,374
                                                  --------        ---------         --------         ---------         --------
   Total current liabilities                       348,587           59,678            3,267           (62,427)         349,105
                                                  --------        ---------         --------         ---------         --------
Long-term debt                                       1,481              284               --                --            1,765
Deferred income taxes                                   --           49,934               --           (13,569)          36,365
Other liabilities                                    2,388              385              660                --            3,433
Loans from Parent                                       --           78,301               --           (78,301)              --
                                                  --------        ---------         --------         ---------         --------
   Total long-term liabilities                       3,869          128,904              660           (91,870)          41,563
                                                  --------        ---------         --------         ---------         --------
Redeemable cumulative preferred interests           23,941               --               --                --           23,941
Members' equity                                     13,465          231,844           20,361          (241,481)          24,189
                                                  --------        ---------         --------         ---------         --------
   Total liabilities and members' equity          $389,862        $ 420,425         $ 24,288         $(395,778)        $438,798
                                                  ========        =========         ========         =========         ========

                     SLEEPMASTER L.L.C. AND SUBSIDIARIES

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 2000
                                (IN THOUSANDS)

                                                                 COMBINED
                                                                 GUARANTOR     NON-GUARANTOR
                                                 SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS         TOTAL
                                                 -----------    ------------     ----------     ------------         -----
ASSETS
Current assets:
Cash and cash equivalents                         $    311        $    765        $   928        $      --         $  2,004
Accounts receivable                                  9,670          21,560          3,357               --           34,587
Accounts receivable--other                           1,946           1,224             27               --            3,197
Intercompany receivable                                 --          44,831          2,675          (47,506)              --
Inventories                                          2,428          11,000            436               --           13,864
Assets held for sale                                    --           6,301             --               --            6,301
Other current assets                                 1,270           1,041            263               --            2,574
Deferred income taxes                                1,104           2,730             --             (410)           3,424
                                                  --------        --------        -------        ---------         --------
   Total current assets                             16,729          89,452          7,686          (47,916)          65,951
                                                  --------        --------        -------        ---------         --------
Property, plant and equipment, net                   5,688          46,688          1,017               --           53,393
Intangible assets, net                              16,630         269,982         15,605               --          302,217
Intercompany receivable                             74,529              --             --          (74,529)              --
Investment in subsidiaries                         238,449              --             --         (238,449)              --
Deferred financing and bond issuance costs          10,679             374             --               --           11,053
Other assets                                             5             450             30               --              485
Deferred income taxes                               11,884              --             --          (11,884)              --
                                                  --------        --------        -------        ---------         --------
   Total assets                                   $374,593        $406,946        $24,338        $(372,778)        $433,099
                                                  ========        ========        =======        =========         ========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable                                  $  9,220        $ 26,130        $ 1,064        $     (46)        $ 36,368
Accrued advertising and sales allowances             3,285           3,713            600               --            7,598
Other current liabilities                            4,018           6,474          1,685               --           12,177
Intercompany payable                                47,460              --             --          (47,460)              --
Deferred income taxes                                   --              --            410             (410)              --
Current portion of long-term debt                    9,375             637             --               --           10,012
                                                  --------        --------        -------        ---------         --------
   Total current liabilities                        73,358          36,954          3,759          (47,916)          66,155
                                                  --------        --------        -------        ---------         --------
Intercompany payable                                    --              --             --               --               --
Long-term debt                                     254,838          16,521             --               --          271,359
Deferred income taxes                                   --          49,234             --          (11,884)          37,350
Loans from parent                                       --          74,529             --          (74,529)              --
Other liabilities                                    1,567             412            676               --            2,655
                                                  --------        --------        -------        ---------         --------
   Total long-term liabilities                     256,405         140,696            676          (86,413)         311,364
                                                  --------        --------        -------        ---------         --------
Redeemable cumulative preferred interests           22,867              --             --               --           22,867
Members' equity                                     21,963         229,296         19,903         (238,449)          32,713
                                                  --------        --------        -------        ---------         --------
   Total liabilities and members' equity          $374,593        $406,946        $24,338        $(372,778)        $433,099
                                                  ========        ========        =======        =========         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                     COMBINED
                                                                     GUARANTOR     NON-GUARANTOR
                                                     SLEEPMASTER    SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS       TOTAL
                                                     -----------    ------------     ----------     ------------       -----
Net cash (used in) provided by operating
  activities                                          $ (5,073)        $ 3,026         $(612)        $(2,951)        $ (5,610)
                                                      --------         -------         -----         -------         --------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                     (1,596)         (3,829)         (208)             --           (5,633)
   Proceeds from disposal of property,
     Plant and equipment                                    --             809            --              --              809
   Net activity in investment in
     subsidiaries                                       (2,951)             --            --           2,951               --
                                                      --------         -------         -----         -------         --------
      Net cash (used in) provided by investing
        activities                                      (4,547)         (3,020)         (208)          2,951           (4,824)
                                                      --------         -------         -----         -------         --------

Cash flows from financing activities:
   Cash overdraft                                        3,063            (458)         (109)             --            2,496
   Proceeds from issuance of senior
     Subordinated notes                                 15,000              --            --              --           15,000
   Payments on long-term debt                           (9,905)           (311)           --              --          (10,216)
   Borrowings under revolving line of credit            17,600              --            --              --           17,600
   Payments on revolving line of credit                (15,700)             --            --              --          (15,700)
   Loan origination fees/bond issuance costs              (473)             --            --              --             (473)
   Distributions                                          (279)             --            --              --             (279)
   Contributions                                             2              --            --              --                2
                                                      --------         -------         -----         -------         --------
      Net cash provided by (used in)
        financing activities                             9,308            (769)         (109)             --            8,430
                                                      --------         -------         -----         -------         --------

Net (decrease) increase in cash and cash
  equivalents                                             (312)           (763)         (929)             --           (2,004)
Cash and cash equivalents, beginning of
  period                                                   311             765           928              --            2,004
                                                      --------         -------         -----         -------         --------
Cash and cash equivalents, end of period              $     (1)        $     2         $  (1)        $    --         $     --
                                                      ========         =======         =====         =======         ========

                       SLEEPMASTER L.L.C. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                       COMBINED
                                                                       GUARANTOR      NON-GUARANTOR
                                                     SLEEPMASTER      SUBSIDIARIES      SUBSIDIARY    ELIMINATIONS         TOTAL
                                                     -----------      ------------      ----------    ------------         -----
Net cash provided by (used in) operating
  activities                                          $  23,284         $   484           $(240)        $ (3,679)        $  19,849
                                                      ---------         -------           -----         --------         ---------

Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                        (687)           (989)           (290)              --            (1,966)
   Acquisitions, net of cash acquired                  (160,960)            (38)             --               38          (160,960)
   Net activity in investment in
     subsidiaries                                        (3,641)             --              --            3,641                --
                                                      ---------         -------           -----         --------         ---------
      Net cash (used in) provided by investing
        activities                                     (165,288)         (1,027)           (290)           3,679          (162,926)
                                                      ---------         -------           -----         --------         ---------

Cash flows from financing activities:
   Proceeds from issuance of senior
     subordinated notes                                  25,000              --              --               --            25,000
   Proceeds from long-term debt                         175,861              --              --               --           175,861
   Payments on long-term debt                           (72,000)           (255)             --               --           (72,255)
   Loan origination fees                                 (5,898)             --              --               --            (5,898)
   Borrowings under revolving line of credit             16,700              --              --           16,700
   Payments on revolving line of credit                 (27,361)             --              --               --           (27,361)
   Capital contributions                                 41,625              --              --               --            41,625
                                                      ---------         -------           -----         --------         ---------
      Net cash used in financing activities             153,927            (255)             --               --           153,672
                                                      ---------         -------           -----         --------         ---------

Net increase (decrease) in cash and cash
  equivalents                                            11,923            (798)           (540)              --            10,595
Cash and cash equivalents, beginning of
  period                                                  1,294             938             610               --             2,842
                                                      ---------         -------           -----         --------         ---------
Cash and cash equivalents, end of period              $  13,217         $   140           $  80         $     --         $  13,437
                                                      =========         =======           =====         ========         =========

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

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         Net Sales - Net sales increased 34.6%, or $22.1 million, to $86.0 million for the quarter ended June 30, 2001, from $63.9 million for the quarter ended June 30, 2000. All of the increase was attributable to the contribution of net sales from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase in net sales attributable to Simon and Crescent in the second quarter of 2001 totaled $24.0 million. Excluding the aforementioned acquisitions net sales decreased by 3.1%, or $1.9 million, for the second quarter of 2001 as compared to the same period in the prior year. This decline is due primarily to a continuing decrease in average unit selling price and unit volume. This decrease is related in part to the continually increasing competitive environment and the continuing downturn in the economy during the three months ended June 30, 2001 as compared to the same period in the prior year. Additionally, $0.2 million of the decrease is due to our adoption of EITF 00-22, which required us to change the timing of expense recognition for volume rebates.

         Cost of Sales - Cost of sales increased 39.2%, or $15.6 million, to $55.4 for the first quarter of 2001, from $39.8 million for the same period in the prior year. Substantially all of the increase was attributable to increased cost of sales from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase attributable to Simon and Crescent in the second quarter of 2001 totaled $15.3 million. Excluding the aforementioned acquisitions cost of sales increased by $0.3 million for the second quarter of 2001 as compared to the same period in the prior year.

         Cost of sales as a percentage of net sales increased to 64.4% in the second quarter of 2001 from 62.3% in the second quarter of 2000. Labor costs and factory related costs contributed to the increase in cost of sales as a percentage of net sales.

         Selling, General and Administrative - Selling, general and administrative expenses ("SG&A") increased 66.9%, or $10.9 million, to $27.2 million for the second quarter of 2001 from $16.3 million for the same period in the prior year. Substantially all of the increase was attributable to increased SG&A cost from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase attributable to Simon and Crescent in the second quarter of 2001 totaled $7.1 million. Excluding the aforementioned acquisitions SG&A increased by $3.7 million for the second quarter of 2001 as compared to the same period in the prior year. This increase was due primarily to increases in co-op advertising and other selling expenses related to the increasing competitive environment within the bedding industry and an increase in administrative expenses due to additional professional fees. Additionally, included in the $3.7 million increase in SG&A were several non-recurring items recorded for the three months ended June 30, 2001. These items included $0.4 million recorded for advances paid to a new customer. We have filed a claim against this customer for breach of contract. We also recorded $0.4 million of expense related to severance paid to two executives at one of our subsidiaries and a $0.5 million charge for fees paid to several legal and consulting firms related to our ongoing restructuring.

         SG&A as a percentage of sales increased to 31.6% in the second quarter of 2001 from 25.5% in the second quarter of 2000. Advertising and other selling expenses and the increase in professional fees contributed to the increase in SG&A as a percentage of net sales.

         Amortization of Intangibles - Amortization of intangibles increased $0.9 million to $2.0 million for the second quarter of 2001 from $1.1 for the same period in the prior year. This increase is the result of additional amortization relating to additional goodwill and licenses in connection with the acquisitions of Simon and Crescent.

         Interest Expense, Net - Interest expense increased $2.2 million to $8.0 million for the quarter ended June 30, 2001 from $5.8 million for the same period in the prior year. The increase was due primarily to the cost of additional debt financing incurred for the acquisitions of Simon and Crescent. The increase was slightly offset by decreases in interest rates.

         Benefit/Provision for Income Taxes - For the second quarter of 2001 we recorded income tax expense of $0.6 million. Our projected annualized effective tax rate for 2001 is approximately 14.0%. The provision for income taxes of $0.4 million for the second quarter of 2000 resulted in an effective tax rate of 42.9%.

         Net Income - Net income decreased by $7.4 million, to a net loss of $7.1 million in the second quarter of 2001 from income of $0.3 million for the same period in the prior year. The decrease is due primarily to difficulty in passing along price increases for labor costs, factory related expenses and advertising and other selling expenses to our customers.

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         Net Sales - Net sales increased 44.3%, or $53.2 million, to $173.2 million for the six months ended June 30, 2001, from $120.0 million for the six months ended June 30, 2000. All of the increase was attributable to the contribution of net sales from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase in net sales attributable to Simon and Crescent for the first six months of 2001 totaled $56.5 million. Excluding the aforementioned acquisitions net sales decreased by 2.8%, or $3.3 million, for the first six months of 2001 as compared to the same period in the prior year. This decline was due primarily to a continuing decrease in average selling price and in unit volume. These decreases are related in part to the continually increasing competitive environment and the continuing downturn in the economy during the six months ended June 30, 2001 as compared to the same period in the prior year. Additionally, $0.2 million of the decrease is due to our adoption of EITF 00-22, which required us to change the timing of expense recognition for volume rebates.

         Cost of Sales - Cost of sales increased 48.3%, or $35.9 million, to $110.3 for the six months ended June 30, 2001, from $74.4 million for the same period in the prior year. Substantially all of the increase was attributable to increased cost of sales from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase attributable to Simon and Crescent in the first six months of 2001 totaled $34.6 million. Excluding the aforementioned acquisitions cost of sales increased by $1.3 million for the first six months of 2001 as compared to the same period in the prior year. This increase is due primarily to increased labor costs and factory related costs.

         Cost of sales as a percentage of net sales increased to 63.7% for the first six months of 2001 from 62.0% for the same period in the prior year. Labor costs and factory related costs contributed to the increase in cost of sales as a percentage of net sales.

         Selling, General and Administrative - Selling, general and administrative expenses ("SG&A") increased 66.2%, or $20.4 million, to $51.2 million for the six months ended June 30, 2001 from $30.8 million for the same period in the prior year. Substantially all of the increase was attributable to increased SG&A cost from Simon, acquired on April 28, 2000, and Crescent, acquired on June 30, 2000. The increase attributable to Simon and Crescent in the first six months of 2001 totaled $16.9 million. Excluding the aforementioned acquisitions SG&A increased by $3.4 million for the first six months of 2001 as compared to the same period in the prior year. This increase was due primarily to increases in co-op advertising and other selling expenses related to the ever-increasing competitive environment in the bedding industry. Additionally, shipping expenses increased due to an increase in fuel costs and administrative expenses increased due to additional professional fees. Additionally, included in the $3.7 million increase in SG&A were several non-recurring items recorded for the three months ended June 30, 2001. These items included $0.4 million recorded for advances paid to a customer. We have filed a claim against this customer for breach of contract. We also recorded $0.4 million of expense related to severance paid to two executives at one of our subsidiaries and a $0.5 million charge for fees paid to several legal and consulting firms related to our ongoing restructuring.

         SG&A as a percentage of sales increased to 29.6% for the six months ended June 30, 2001 from 25.7% in the same period of the prior year. Increased advertising and other selling expenses and increased shipping expenses contributed to the increase in SG&A as a percentage of net sales.

         Amortization of Intangibles - Amortization of intangibles increased $2.0 million to $3.9 million for the six months ended June 30, 2001 from $1.9 million for the same period in the prior year. This increase is the result of additional amortization relating to additional goodwill and licenses in connection with the acquisitions of Simon and Crescent.

         Interest Expense, Net - Interest expense increased $5.7 million to $16.0 million for the six months ended June 30, 2001 from $10.3 million for the same period in the prior year. The increase was due primarily to the cost of additional debt financing incurred for the acquisitions of Simon and Crescent. The increase was slightly offset by decreases in interest rates.

         Benefit/Provision for Income Taxes - For the six months ended June 30, 2001 we recorded an income tax benefit of $1.2 million. Our projected annualized effective tax rate for 2001 is approximately 14.0%. The provision for income taxes of $1.0 million for the first six months of 2000 resulted in an effective tax rate of 40.5%.

         Net Income - Net income decreased by $8.2 million, to a net loss of $6.9 million for the six months ended June 30, 2001 from income of $1.3 million for the same period in the prior year. The decrease is due primarily to difficulty in passing along price increases for labor costs, factory related expenses and advertising and other selling expenses and shipping expenses to our customers.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund our liquidity needs was net cash provided by financing activities (i.e., availability under our third amended and restated credit facility and the issuance of senior subordinated debt). We had funds available under our existing third amended and restated credit facility totaling $2.5 million at June 30, 2001. Historically, our principal uses of funds provided by operating activities consist of acquisitions of other Serta licenses, payments of principal and interest on our indebtedness and capital expenditures. At June 30, 2001, we had a cash overdraft of $2.5 million. This was due to the timing of check issuances and the funding of our cash accounts from our revolving line of credit, which occurred subsequent to period end.

         Cash and cash equivalents decreased by $4.5 million to negative $2.5 million as of June 30, 2001 from $2.0 million for the same period in the prior year. We used $5.6 million of net cash in our operations for the six months ended June 30, 2001 as compared to generating $19.8 million of net cash for the same period in the prior year. This change was due primarily to increases in accounts receivable and other assets offset by a decrease in other current liabilities. The increase in accounts receivable is due primarily to the timing of payments received from customers. The decrease in other current liabilities was due primarily to items related to the Crescent acquisition, which were paid subsequent to period end.

         Cash used in investing activities decreased by $158.1 million to $4.8 million as of June 30, 2001 from $162.9 million for the same period in the prior year. This decrease is due primarily to the June 30, 2000 balance including $161.0 in costs associated with the acquisitions of Simon and Crescent. That decrease was offset by capital expenditures totaling $5.6 million for the first six months of 2001 as compared to $2.0 million for the same period in the prior year. The increase in expenditures in 2001 was primarily attributable to continued activity at our new manufacturing facility located in California, additional spending related to the implementation of a new IT system at our Linden facility and leasehold improvements at our new leased facility in Cincinnati for Adam Wuest. The balance of the increase in capital expenditures was for machinery and equipment at all facilities. Additionally, there was an offset to our capital expenditures related to the proceeds we received from the sale of a building at Simon. We received proceeds of $0.8 million in cash and a note receivable for $2.0 million in exchange for the building. Our third amended and restated credit facility contains an annual capital expenditure limitation, which limits our annual expenditures at $7.0 million. Our management believes that this annual capital expenditure limitation will not significantly inhibit us from meeting our capital needs.

         Cash provided by financing activities decreased by $145.3 million to $8.4 million as of June 30, 2001 from $153.7 million for the same period in the prior year. The cash provided by financing activities was primarily generated by proceeds from the issuance of senior subordinated debt and borrowings under our revolving line of credit. The $145.3 million decrease, period over period, is due to the June 30, 2000 balance including proceeds from our third amended and restated credit facility as well as proceeds from a capital contribution related to the Simon and Crescent acquisitions. The outflows during the first six months of 2001 were primarily due to repayments of long-term debt and payments made on our revolving line of credit. We had funds available under our existing third amended and restated credit facility totaling $12.6 million at August 10, 2001.

        At March 31, 2001, we were not in compliance with five financial covenants contained in the Waiver and First Amendment to the Third Amended and Restated Credit Facility. The failure to comply with these covenants constituted an event of default. On May 15, 2001 the lenders granted a waiver for the debt covenant violations as of March 31, 2001 and entered into a Second Amendment to the Third Amended and Restated Credit Facility (the "Waiver and Second Amendment"). Additionally, the Waiver and Second Amendment modified various financial covenants going forward including the ones identified above and added two new financial covennants, minimum liquidity and Minium Liquidity Preceding Interest Payments on the senior subordinated notes ("Interest Payment Covenant"), and several non-financial covenants and requirements.

         On May 15, 2001, in connection with obtaining the Waiver and Second Amendment we and Sleepmaster Holdings L.L.C. ("Holdings") entered into an Unsecured Senior Note and Warrant Purchase Agreement with Citicorp Venture Capital, Ltd. ("CVC") and PMI Mezzanine Fund, L.P. ("PMI") pursuant to which we issued $15.0 million of 14% pay-in-kind Unsecured Senior Notes due 2007 for an aggregate purchase price of $15.0 million.

         As required by the Unsecured Senior Note and Warrant Purchase Agreement
(i) $5.0 million of the proceeds were used to pay down our term A and term B loans on a pro-rata basis, and (ii) $10.0 million of the proceeds were used to pay down our revolving credit facility.

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

        At June 30, 2001, we were not in compliance with four financial covenants contained in the Waiver and Second Amendment. The failure to comply with these covenants constituted an event of default under the Waiver and Second Amendment. The principal reasons we did not meet these covenants were a continued slowdown in the general economy, a continuing increase in the competitive environment within the bedding industry and additional costs related to the launch of our Easycare line. We have implemented various steps to increase our profitability and liquidity, these include more effective cost controls, scheduled price increases, improved marketing efforts and the introduction of a new product. There can be no assurance that any of these initiatives will enable us to meet our financial covenants going forward.

        On July 24, 2001, the lenders and First Union National Bank, as agent, ("Lenders") granted us the Second Waiver Agreement to the Third and Amended Restated Credit Facility ("Second Waiver Agreement"), which is a waiver of compliance with specified covenants and of any defaults or events of default resulting from such non-compliance through September 30, 2001. We have scheduled meetings in September with our shareholders and Lenders to develop a resolution to address covenant compliance after September 30, 2001 and our ability to make the November 15, 2001 interest payment on our senior subordinated notes. If we are unsuccessful in developing a resolution we will then be in default of the Waiver and Second Amendment and/or the Second Waiver Agreement and the Lenders could prohibit the interest payment due on our senior subordinated notes due on November 15, 2001. In addition, if our Lenders under the Waiver and Second Amendment and/or Second Waiver Agreement were to demand repayment of their loans, we would also be required to repay the amounts outstanding under substantially all of our other debt because of cross-default provisions in the indentures pursuant to which these instruments were issued. Based on our current projections, we may not be able to comply with some or all of our financial covenants going forward or have sufficient cash to pay the $8.0 million interest due on our senior subordinated notes on November 15, 2001. There can be no assurance that we will be able to obtain additional financing, develop a resolution on acceptable terms or that we will be able to raise the required funds to refinance the Third Amended and Restated Credit Facility at maturity or earlier if the Lenders demand repayment of the amounts due under such facility. In addition, the Second Waiver Agreement reduced the availability under our revolving line of credit to approximately $35.2 million and added a 2% default rate of interest to all loans outstanding under the Third Amended and Restated Credit Facility for period July 1, 2001 through September 30, 2001.

        As a consequence of the above we have classified all of our debt, with the exception of our capital leases, as current at June 30, 2001.

        While we have scheduled meetings with our Lenders and shareholders to develop a resolution to address our covenant compliance and our ability to make the November 15, 2001 interest payment on our senior subordinated notes we do not currently have any significant alternative sources of funds. The foregoing matters therefore, raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our ability to obtain additional sources of funds or obtain waivers in connection with any debt covenant violations and successfully implement our cost reduction initiatives. Potential financing sources include the issuance of our common and preferred stock and the issuance of additional debt securities. There can be no assurance that such efforts to obtain sufficient financing for debt payments, or obtain waivers in connection with any debt covenant violation will be successful in the future and while we are projected to generate positive income from operations for the year ended December 31, 2001 we may continue to suffer significant net losses and a negative cash flow from operations which include interest payments on our debt. The financial statements, as presented, do not include adjustments that may result from the outcome of these uncertainties.

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

         Our earnings are sensitive to changes in short-term interest rates as a result of our borrowings under the third amended and restated credit facility. We also manage our portfolio of fixed-rate debt to reduce our exposure to interest rate changes. The fair value of our fixed-rate debt is sensitive to interest rate changes. Interest rate changes would result in gains or losses in the fair value of this debt due to differences between market interest rates and rates at the inception of the obligation. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations, or in how such exposure is managed in the near future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.86 Waiver Agreement to Third Amended and Restated Credit Agreement, Dated as of June 29, 2001, by and among Sleepmaster L.L.C., as borrower, Sleep Holdings, L.L.C. and the domestic subsidiaries of Sleepmaster L.L.C., as guarantor, the several banks and other financial institutions identified therein, as lenders and First Union National Bank as administrative agent.

                  10.87 Second Waiver to Third Amended and Restated Credit Agreement, Dated as of July 24, 2001, by and among Sleepmaster L.L.C., as borrower, Sleep Holdings, L.L.C. and the domestic subsidiaries of Sleepmaster L.L.C., as guarantor, the several banks and other financial institutions identified therein, as lenders and First Union National Bank as administrative agent.

         (b)      Reports on Form 8-K

                  We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linden, State of New Jersey.

                                    SLEEPMASTER L.L.C. (Registrant)


                                    By: /s/  Leslie K. Breiland
                                        --------------------------------------
                                        Leslie K. Breiland
                                        Chief Financial Officer

Dated:  August 14, 2001